Form 10-Q
period 1997-09-30
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1997-11-26
CIK 1042824

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  September 30, 1997
       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission file number          000-23089

Imperial Credit Commercial Mortgage Investment Corp.
-------------------------------------------------------
(Exact name of registrant as specified in its charter)
    Maryland                                 95-4648345
----------------------------------          ------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organization)           Identification No.)
11601 Wilshire Blvd., Suite 2080, Los Angeles, CA 90025
-------------------------------------------------------
(Address of principal executive offices) (Zip Code)
 (310) 231-1280
 --------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value  34,500,000 shares as of October 31, 1997








                              1
Imperial Credit Commercial Mortgage Investment Corp.
     INDEX
PART I - FINANCIAL INFORMATION                                          Page

Item 1.  Interim Financial Statements (Unaudited)

Consolidated Balance Sheet as of
September 30, 1997 (Unaudited)                                           3

Consolidated Statement of Income for the period from
inception (July 31, 1997) through September 30, 1997 (Unaudited)         3

Consolidated Statement of Cash Flows for the period from
inception (July 31, 1997) through September 30, 1997 (Unaudited)         4

Notes to Consolidated Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                     6

Item 3.  Quantitative and Qualitative Disclosure About
 Market Risk                                                             6

PART II - OTHER INFORMATION                                              6

Signatures                                                               8




                              2
Imperial Credit Commercial Mortgage Investment Corp.
Consolidated Balance Sheet (Unaudited)
September 30, 1997
 (In thousands)

Assets:
 Cash                                                            $2
 Direct costs of obtaining capital                              212
                                                               -----
Total Assets                                                   $214
                                                               =====
Liabilities:
 Accounts payable - Imperial Credit Industries                 $212
                                                               -----
                Total Liabilities                               212
                                                               -----
Stockholder's Equity:
 Common stock, par value $0.0001 per share.
  Authorized 500,000,000 shares,
  100 shares issued and outstanding                               0
 Paid-in capital                                                  2
                                                               -----
                Total Stockholder's Equity                        2
                                                               -----
Total Liabilities and Stockholder's Equity                     $214
                                                               =====







See accompanying Notes to Consolidated Financial Statements.

Imperial Credit Commercial Mortgage Investment Corp.
Consolidated Statement of Income (Unaudited)
For the period from Inception (July 31, 1997) through September 30, 1997 (In thousands, except per share data)

Net Income                                                       $0
                                                               =====

Net Income per common share                                   $0.00
                                                               =====

See accompanying Notes to Consolidated Financial Statements.




                              3
Imperial Credit Commercial Mortgage Investment Corp.
Consolidated Statement of Cash Flows (Unaudited)
For the period from Inception (July 31, 1997) through September 30, 1997
 (In thousands)

Cash Provided by Financing Activities:
 Issuance of common stock                                        $2
 Increase in accounts payable                                   212
                                                               -----
Total Cash Provided by Financing Activities                     214
                                                               -----
Cash Used for Investing Activities:
 Increase in direct costs of obtaining capital                  212
                                                               -----
Cash balance at September 30, 1997                               $2
                                                               =====

See accompanying Notes to Consolidated Financial Statements.

Imperial Credit Commercial Mortgage Investment Corp.
Notes to Consolidated Financial Statements

Note 1 - Organization

Imperial Credit Commercial Mortgage Investment Corp. (the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on such date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $1,500. The Company will seek to acquire multifamily and commercial mortgage loans, interests in mortgage backed securities ("MBS") and real property. The Company's sole activity through September 30, 1997 consisted of the organization and startup of the Company.

Note 2 - Summary of Significant Accounting Polices

The unaudited consolidated financial statements of the Company and its subsidiary are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments, consisting of normal and recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.







Income Taxes

The Company will elect to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiaries in the accompanying consolidated financial statements.
                              4
Income Recognition

Income and expenses are to be recorded on the accrual basis of accounting.

Note 3 - Subsequent Events

On October 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $517,500,000 and net proceeds to the Company of $481,150,000.

The Company entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corporation (the "Manager"), a wholly-owned subsidiary of Imperial Credit Industries, Inc. ("Imperial Credit"), under which the Manager will advise the Company on various aspects of its business and manage its day-to-day operations, subject to the supervision of the Company's Board of Directors. The Manager will receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly, and a quarterly incentive fee in an amount equal to (A) 25% of the dollar amount by which (1)
(a) Funds from Operations, as defined in the Management Agreement, (before the incentive fee) of the Company per share of Common Stock (based on the weighted average number of shares outstanding), plus (b) gains (or minus losses) from debt restructuring and sales of property per share of common stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial public offering and the prices per share at any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury Rate plus four percent per annum multiplied by (B) the weighted average number of shares of Common Stock outstanding during such quarter.

The Company adopted a stock option plan (the "Plan") to provide a means of incentive compensation, under which the Manager, certain executive officers of the Manager and certain officers and directors of the Company were granted options (including all options for Special Reserve Shares as defined in the Plan) to purchase 3,450,000 shares of Common Stock exercisable at the initial public offering price. One third of those options will be exercisable on each of the first three anniversaries of their grant and all of those options that have not been exercised as of October 16, 2007 will expire.

Imperial Credit purchased 2,970,000 shares of Common Stock from the underwriters in the Company's initial public offering, at the initial public offering price net of any underwriting discounts and commissions. Concurrently with the closing of the Company's initial public offering, the Company acquired certain mortgage loans for a purchase price of approximately $109 million and certain MBS interests for approximately $55 million from Imperial Credit and Southern Pacific Bank, affiliates of the Manager.

                              5






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company was incorporated in Maryland on July 31, 1997 for the purpose of investing in multifamily and commercial mortgage loans, MBS interests and real property. The Company expects to generate income for distribution to its stockholders primarily from the net income derived from its investments in real estate related assets. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a REIT for federal income tax purposes.

On October 22, 1997, the Company commenced its operations upon consummation of a public offering of 34,500,000 shares of its Common Stock. The Company had not conducted any material operations as of September 30, 1997.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
                None


PART II - OTHER INFORMATION
Item 1.  Legal Proceedings
                None

Item 2.  Changes in Securities and Use of Proceeds

On October 15, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-11 (File No. 333-32683) (the "Registration Statement") relating to the initial public offering of 30,000,000 shares of its Common Stock at an initial public offering price of $15.00 per share. On October 16, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-11 (File No. 333-38015), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, relating to the initial public offering of an additional 4,500,000 shares of its Common Stock at an initial public offering price to the public of $15.00 per share. As part of the Company's initial public offering, 2,970,000 shares of Common Stock were sold to Imperial Credit and 500,000 shares of Common Stock were sold to certain directors, officers and employees of the Company, the Manager and Imperial Credit and members of their respective immediate families, in each case net of the underwriting discount. On October 22, 1997, the Company completed the offering of the 34,500,000 shares, with gross proceeds of $517,500,000 and net proceeds to the Company of $481,150,000. The managing underwriters of the initial public offering were Friedman, Billings, Ramsey & Co., Inc. and Jefferies & Company, Inc. Concurrently with the closing of the initial public offering, the underwriters exercised an option to purchase the 4,500,000 shares registered to cover over-allotments.

Item 3.  Defaults Upon Senior Securities
                None
                              6
Item 4.  Submission of Matters to a Vote of Security Holders

On September 22, 1997 by unanimous written consent of the sole stockholder in lieu of the annual meeting of stockholders, each of the following persons was elected as a director of the Company to serve until the next annual meeting of stockholders and until such person's successor is elected and qualifies or until such person's earlier resignation or removal:

Name                            Votes For
----------------------          ---------
Patric H. Hendershott               100






Joseph A. Jaconi, Jr.               100
Mark S. Karlan                      100
Louis H. Masotti                    100
Kenneth A. Munkacy                  100
H. Wayne Snavely                    100
Kevin E. Villani                    100

On September 22, 1997 by unanimous written consent of the sole stockholder in lieu of a meeting of stockholders, the Company's 1997 Stock Option Plan was approved in the form adopted by the Board of Directors.

Item 5.  Other Information
                None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit 1.1 - Underwriting Agreement
Exhibit 3.1* - Charter of the Company
Exhibit 3.2 - Bylaws of the Company
Exhibit 10.1 - Imperial Credit Commercial Mortgage Investment Corp.
 1997 Stock Option Plan
Exhibit 10.2 - Management Agreement dated October 22, 1997 between the Company and Imperial Credit Commercial Asset Management Corp.
Exhibit 10.3 - Agreement for Purchase and Sale of Real Estate Loans between Southern Pacific Bank and the Company dated as of October 1, 1997
Exhibit 10.4 - Agreement for Purchase of Mortgage-Backed Securities between Southern Pacific Bank and the Company dated as of October 22, 1997
Exhibit 10.5 - Agreement for Purchase of Mortgage-Backed Securities between Imperial Credit Industries, Inc. and the Company dated as of October 22, 1997
Exhibit 27 - Financial Data Schedule

*Incorporated by reference to the Company's Form S-11 Registration No 333-32683

(b)  Reports on Form 8K
                None

                              7
   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Credit Commercial Mortgage Investment Corp.

Date: 11/24/97  /s/ Mark S. Karlan
                -----------------------------------
                Mark S. Karlan, President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

                              8
INDEX TO EXHIBITS
1.1 **          Underwriting Agreement
3.1 *           Charter of the Company
3.2 **          Bylaws of the Company
10.1 **         1997 Stock Option Plan
10.2 **         Management Agreement dated October 22, 1997 between the
                Company and Imperial Credit Commercial Asset Management Corp.






10.3 **         Agreement for Purchase and Sale of Real Estate Loans between
                Southern Pacific Bank and the Company dated as of
                October 1, 1997
10.4 **         Agreement for Purchase of Mortgage-Backed Securities between
                Southern Pacific Bank and the Company dated as of
                October 22, 1997
10.5 **         Agreement for Purchase of Mortgage-Backed Securities between
                Imperial Credit Industries, Inc. and the Company dated as of
                October 22, 1997
27 **           Financial Data Schedule

*Incorporated by reference to the Company's Form S-11 Registration No 333-32683 ** Filed herewith.
                              9