Form 10-K
period 1997-12-31
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1998-03-31
CIK 1042824

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K
(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM         TO

                       COMMISSION FILE NUMBER: 000-23089


             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                       11601 WILSHIRE BLVD., SUITE 2080
                             LOS ANGELES, CA 90025
                                (310) 231-1280
INCORPORATED IN THE STATE OF MARYLAND    EMPLOYER IDENTIFICATION NO. 95-4648345


                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on March 13, 1998 on the Nasdaq Stock Market was approximately $498,746,250.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.0001 par value--34,500,000 shares as of March 13, 1998.


                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement relating to its 1998 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                      PART I
 Item 1.  Business                                                           3
 Item 2.  Properties                                                         6
 Item 3.  Legal Proceedings                                                  7
 Item 4.  Submission of Matters to a Vote of Security Holders                7

                                      PART II
 Item 5.  Market For Registrant's Common Equity and Related Stockholder
          Matters                                                            7
 Item 6.  Selected Consolidated Financial Data                               8
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk        12
 Item 8.  Financial Statements and Supplementary Data                       13
 Item 9.  Changes in and Disagreements with Accountants and Financial
          Disclosure                                                        28

                                     PART III
 Item 10. Directors and Executive Officers of the Registrant                28
 Item 11. Executive Compensation                                            32
 Item 12. Security Ownership of Certain Beneficial Owners and Management    32
 Item 13. Certain Relationships and Certain Transactions                    33

                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K                                                               40

                                    PART I

ITEM 1.  BUSINESS

GENERAL

  Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") was organized as a Maryland corporation on July 31, 1997 and commenced operations on October 22, 1997, the date of completion of its initial public offering. ICCMIC will elect to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Imperial Credit Commercial Asset Management Corporation (the "Manager"), a wholly-owned subsidiary of Imperial Credit Industries, Inc. ("Imperial Credit"), manages the day-to-day operations of the Company, subject to the supervision of ICCMIC's Board of Directors (the "Board"). Imperial Credit Commercial Mortgage Securitization Corp. (anticipated to change its name to Imperial Credit Commercial Mortgage Acceptance Corp.) is a wholly-owned subsidiary of ICCMIC, and references herein to the "Company" refer to ICCMIC and that subsidiary.

  On October 15, 1997, the Securities and Exchange Commission (the "SEC") declared effective ICCMIC's Registration Statement on Form S-11 (File No. 333-32683) (the "Registration Statement") relating to the initial public offering of 30,000,000 shares of ICCMIC's Common Stock at an initial public offering price of $15.00 per share. On October 16, 1997, the SEC declared effective ICCMIC's Registration Statement on Form S-11 (File No. 333-38015), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, relating to the initial public offering of an additional 4,500,000 shares of its Common Stock at an initial public offering price to the public of $15.00 per share. As part of ICCMIC's initial public offering, 2,970,000 shares of Common Stock were sold to Imperial Credit and approximately 500,000 shares of Common Stock were sold to certain directors, officers and employees of the Company, the Manager and Imperial Credit and members of their respective immediate families, in each case net of the underwriting discount. On October 22, 1997, ICCMIC completed the offering of the 34,500,000 shares, with gross proceeds of $513.9 million and net proceeds to ICCMIC of $479.3 million. The managing underwriters of the initial public offering were Friedman, Billings, Ramsey & Co., Inc. and Jefferies & Company, Inc. Concurrently with the closing of the initial public offering, the underwriters exercised an option to purchase the 4,500,000 shares registered to cover over-allotments.

FORWARD-LOOKING STATEMENTS

  CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY--SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, AND THE OTHER RISKS DETAILED IN ICCMIC'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, INITIALLY FILED WITH THE SEC ON AUGUST 1, 1997, ICCMIC'S QUARTERLY REPORT ON FORM 10-Q FILED WITH THE SEC ON NOVEMBER 26, 1997 AND OTHER FILINGS MADE BY ICCMIC WITH THE SEC. ICCMIC DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

INVESTMENTS

  The Company invests primarily in real estate related assets with a view to maximizing income for distribution to stockholders and stockholder value, consistent with levels of risk that are perceived by the Company to be acceptable. Pending investment of its funds in real estate related assets, the Company has invested its funds in readily marketable securities or interest-bearing deposit accounts, consistent in each case with maintaining ICCMIC's status as a REIT.

  The Company's real estate related assets at year-end primarily consisted of performing small multifamily and commercial mortgage loans ("Mortgage Loans") and interests in multifamily and commercial mortgage-backed securities ("CMBS"). Most of the Mortgage Loans and all of the CMBS interests were acquired from Imperial Credit and its affiliates. These investments are among the principal kinds of real estate related assets that the Company intends to acquire.

  As of December 31, 1997, the Company's real estate related investments included $272.0 million ($261.4 million principal balance) of mortgage loans carried on the Company's books at amortized cost less an allowance for loan losses, and $59.3 million of securities available-for-sale carried at market value. The mortgage loans are secured by properties in 31 states and include 191 commercial loans ($90.1 million principal balance) and 681 multi-family loans ($171.3 million principal balance). The mortgage loans include 378 fixed interest rate loans and 494 variable interest rate loans. Only one of the 872 mortgage loans was more than ninety days delinquent as of year-end. Mortgage loans acquired from affiliated companies included 270 loans ($104.3 million principal balance) from Southern Pacific Bank ("SPB", a wholly-owned subsidiary of Imperial Credit formerly known as Southern Pacific Thrift & Loan Association), acquired at the time of the Company's initial public offering, an additional 299 loans ($93.4 million principal balance) from SPB acquired at year-end, and two loans ($6.2 million principal balance) acquired from Franchise Mortgage Acceptance Corporation ("FMAX"), an affiliate of Imperial Credit. The securities available-for-sale included $54.3 million of CMBS interests acquired at the time of the initial public offering and a $5 million investment in a private equity REIT. All of the CMBS interests were acquired from Imperial Credit and SPB and involve various subordinated securities. The Company's initial investments acquired at the time of the initial public offering are hereinafter referred to as the "Initial Investments."

  Other assets acquired in December 1997 included two additional pools of small multifamily and commercial mortgage loans with a total outstanding principal balance of approximately $58 million from two unaffiliated mortgage lenders. The Company intends to acquire additional Mortgage Loans and CMBS interests from Imperial Credit, SPB, other affiliates of Imperial Credit and other unrelated holders of Mortgage Loans and CMBS interests. The Company also intends to acquire real property assets, principally from unaffiliated owners of such real property assets.

  The following is a summary of the guidelines setting forth the general parameters for the Company's investments, borrowings and operations (the "Guidelines"). The Board (including a majority of the directors not affiliated with the Manager or its affiliates ("Independent Directors")) approved the Guidelines, and the Guidelines may be changed by the Board without a vote of the stockholders. The Manager is empowered to make the day-to-day investment decisions of the Company based on the Guidelines. Such investment decisions include decisions to issue commitments on behalf of the Company to purchase Mortgage Loans, interests in real property, CMBS interests and other assets meeting the investment criteria of the Company. The Independent Directors will review all transactions of the Company on a quarterly basis to insure compliance with the Guidelines. The Independent Directors are likely to rely substantially on information and analysis provided by the Manager to evaluate the Company's Guidelines, compliance therewith and other matters relating to the Company's investments.

  The Company, in consultation with the Manager, may establish underwriting criteria for evaluating potential investments and, if such underwriting criteria are established, the Company, in consultation with the Manager, may modify such underwriting criteria at any time and from time to time. The Company's policy generally is to offer a price for each asset that it contemplates acquiring not greater than the price that the Manager estimates to be sufficient to generate an acceptable risk-adjusted return to the Company from the acquisition of that asset. The Company is permitted to take an opportunistic approach to its investments, and may acquire any of the types of assets described in the Guidelines if the Company and the Manager determine that to do so would be in the Company's best interests.

  At the time of ICCMIC's initial public offering, SPB entered into an agreement granting to the Company, for so long as the Management Agreement (as hereinafter defined) with the Manager remains in effect, a right of first offer to purchase, in addition to the Initial Investments, not less than $150 million annually of Mortgage Loans typical of loans originated by SPB, i.e., small mortgage loans (loans less than $3 million) secured by multifamily and commercial properties. Although not contractually committed to do so, the Company intends to continue to purchase pools of Mortgage Loans offered to it pursuant to the foregoing right of first offer, provided such purchases comply with the Company's Guidelines as established and modified from time to time. The Company believes that pools of SPB's Mortgage Loans will continue to be appropriate investments for the Company given the Company's investment strategy.

  The Company maintains a relationship with Imperial Credit and SPB in which the Company is a ready, willing and able purchaser of not only pools of Mortgage Loans, but also other assets that may be offered from time to time by Imperial Credit and SPB. Although no binding commitment exists on the part of Imperial Credit, SPB or the Company regarding the sale and purchase of such assets, the Company expects to be able to purchase such assets from Imperial Credit and SPB on terms and at prices meeting the Company's investment criteria. The Company expects that Imperial Credit and SPB will offer to sell assets to the Company on terms and at prices that will be fair to both parties. The Independent Directors of the Board specifically approved the acquisition of the Initial Investments, and review on a quarterly basis all of the Company's transactions with Imperial Credit and its affiliates.

  The Company is taking an opportunistic approach to its investments and, accordingly, the Company may invest in assets other than Mortgage Loans and CMBS interests. This approach is designed to allow the Company to maintain flexibility so that other types of real estate assets are considered for investment when the risk-adjusted return to the Company of such investment is acceptable given the nature and quality of the underlying assets. The Company may invest in or provide loans used to finance the construction or rehabilitation of multifamily, commercial and other real property ("Construction Loans") and loans secured by junior liens on real property ("Mezzanine Loans"). The Company may invest in multifamily and commercial mortgage loans that are in default ("Nonperforming Mortgage Loans") or for which default is likely or imminent or for which the borrower is making monthly payments in accordance with a forbearance plan ("Subperforming Mortgage Loans" and, together with Nonperforming Mortgage Loans and other distressed mortgage loans, "Distressed Mortgage Loans"). The Company may invest in mortgage loans secured by real property located outside the United States. Mortgage Loans, Construction Loans, Mezzanine Loans, Distressed Mortgage Loans, foreign mortgage loans and other mortgage loans are referred to collectively as "Mortgage Loan Instruments."

  The Company may invest in multifamily, commercial and other real property ("Real Property"), including property acquired at foreclosure or by deed-in-lieu of foreclosure ("REO Property") and other underperforming or otherwise distressed Real Property (all of such underperforming and distressed Real Property, together with REO Property, is referred to collectively as "Distressed Real Property"). In addition, the Company may invest in Real Property located outside the United States. Mortgage Loan Instruments, CMBS interests and Real Property are referred to collectively as "Real Estate Related Assets." The Company also may invest in assets unrelated to real estate, subject to REIT limitations under the Code.

LEVERAGE

  To create yields commensurate with its investment objectives, the Company intends to leverage its assets primarily through warehouse lines of credit, the issuance of collateralized mortgage obligations ("CMOs"), reverse repurchase agreements and other borrowing arrangements, pledging its assets as collateral security for its repayment obligations. The Company intends to use the proceeds from securitizations and other borrowings to invest in additional Mortgage Loan Instruments, Real Property, CMBS interests and other assets and, in turn, to borrow against such assets and to repeat the process of borrowing and investing until it has significantly leveraged its portfolio of assets. The Company expects a substantial portion of its cash flow to consist of the difference between the interest income generated by its Mortgage Loans and CMBS interests and the interest expense incurred with respect to such borrowings, net of hedging and other costs. The Company may hedge all or a portion of the interest rate risk associated with its borrowings through the use of interest rate protection products. Any such techniques are subject to risks and may affect the Company's earnings adversely. The Company may bear a level of interest rate risk that otherwise could be hedged when the Manager believes, based on all relevant facts, that bearing such risk is prudent. No assurances can be made that the Company's investment and leverage strategy can be implemented or will be successful. The Company had no outstanding borrowings or derivative instruments at year-end.

COMPETITION

  The Company is engaged in a business that is highly competitive and that may become more competitive in the future as others enter the market, which may affect adversely the Company's ability to achieve its investment objectives. In acquiring Real Estate Related Assets, the Company will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, federal agencies and other entities purchasing similar assets, many of which have established operating histories and procedures, may have access to greater capital and other resources and may have other advantages over the Company in conducting certain businesses and providing certain services. There are several REITs similar to ICCMIC, and others may be organized in the future. The effect of the existence of additional REITs is to increase competition for the available supply of Real Estate Related Assets of the types the Company contemplates acquiring. The Company's net earnings will depend, in large part, on the Company's ability to acquire and originate Mortgage Loan Instruments, Real Property and CMBS interests having yields that produce favorable spreads over the Company's borrowing costs. Increased competition for the acquisition of Mortgage Loan Instruments, Real Property and CMBS interests or a reduction in the available supply could result in higher prices and thus lower yields on such assets, which could narrow (or make negative) the yield spread relative to the Company's borrowing costs. In addition, the Company's competitors may seek to establish relationships with the financial institutions and other firms from whom the Company intends to acquire such assets. There can be no assurance that the Company will be able to acquire sufficient Real Estate Related Assets at favorable spreads relative to the Company's borrowing costs to achieve the Company's objectives. In addition, there can be no assurance that a supply of Real Estate Related Assets suitable for acquisition by the Company will continue to be available, or that changes in market conditions or applicable laws will not affect the availability of suitable Real Estate Related Assets.

EMPLOYEES

  As of December 31, 1997, the Company had no employees. The Company is managed by the Manager. The Company is not a party to any collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company's executive offices and administrative facilities occupy approximately 3,500 square feet of rentable space in Los Angeles, California. The Company leases its facilities from an unaffiliated third party pursuant to a lease agreement negotiated in August 1997 and expiring in 2002 (subject to the Company's right to terminate in 1999). Management believes that these facilities, when added to additional contiguous space that the Company anticipates leasing, will be adequate for the Company's foreseeable needs and that expansion space or alternate space is available, if necessary.

ITEM 3. LEGAL PROCEEDINGS

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ICCMIC's Common Stock is listed on the Nasdaq Stock Market under the symbol ICMI. The high and low sale prices for the Common Stock were $19.125 and $14.375, respectively, for the period from October 17, 1997 through December 31, 1997 and the closing price was $14.625 on December 31, 1997 as reported by the Nasdaq Stock Market.

  On March 13, 1998, the last reported sale price of the Common Stock on the Nasdaq Stock Market was $16.125 per share. As of March 13, 1998, there were approximately 2,700 holders of record (including holders who were nominees for an undetermined number of beneficial owners) of ICCMIC's Common Stock.

  To maintain its qualification as a REIT, ICCMIC intends to make dividend distributions to stockholders of at least 95% of its taxable income (which may not necessarily equal net earnings as calculated in accordance with generally accepted accounting principles ("GAAP")), determined without regard to the deduction for dividends paid and excluding any net capital gains. ICCMIC declares regular quarterly dividend distributions. ICCMIC will distribute annually any taxable income remaining after the distribution of the regular quarterly or other dividends, on or prior to the first regular quarterly dividend payment date of the following taxable year. The dividend policy is subject to revision at the discretion of the Board. All distributions in excess of those required for ICCMIC to maintain REIT status will be made by ICCMIC at the discretion of the Board and will depend on the taxable earnings of ICCMIC, the financial condition of ICCMIC and such other factors as the Board deems relevant. The Board has not established a minimum distribution level. The dividend of $0.13 per share to stockholders of record as of December 31, 1997 declared by ICCMIC for the period from October 22, 1997 through December 31, 1997 was paid on January 16, 1998.

  Distributions to stockholders generally will be taxable as ordinary income, although a portion of such distributions may be designated by ICCMIC as capital gain or may constitute a tax-free return of capital. ICCMIC will furnish annually to each of its stockholders of record a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated statement of earnings data for the period ended December 31, 1997 and the consolidated balance sheet data as of December 31, 1997 were derived from the Company's consolidated financial statements audited by KPMG Peat Marwick LLP ("KPMG"), independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those consolidated financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

    FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997
                          AND AS OF DECEMBER 31, 1997

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Statement of Earnings Data:
  Interest Income..................................................... $  6,467
                                                                       --------
Operating Expenses:
  Management fees.....................................................      940
  Due diligence expenses..............................................      487
  Stock options issued to Manager.....................................    2,550
  Other...............................................................      331
                                                                       --------
    Total Expenses....................................................    4,308
                                                                       --------
    Net Earnings...................................................... $  2,159
                                                                       ========
Earnings per share-Basic and diluted.................................. $   0.06
                                                                       ========
Dividends declared per share.......................................... $   0.13
                                                                       ========
Balance Sheet Data:
Total assets.......................................................... $495,137
Total liabilities.....................................................   15,435
Total stockholders' equity............................................  479,702

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  ICCMIC was incorporated in Maryland on July 31, 1997 for the purpose of investing in Mortgage Loans, Real Property and CMBS interests. The Company expects to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in Real Estate Related Assets. The Company intends to operate in a manner that permits it to maintain its status as a REIT for federal income tax purposes.

  On October 22, 1997, ICCMIC completed its initial public offering of 34,500,000 shares, with gross proceeds of $513.9 million and net proceeds to ICCMIC of $479.3 million. The Company's sole activity through October 21, 1997 consisted of the organization and startup of the Company. As of December 31, 1997, ICCMIC had invested $333 million, or 69.5%, of the net proceeds of the offering. Of such amount, $273 million was invested in mortgage loans, $55 million was invested in CMBS interests and $5 million was invested in equity securities. The Company is currently performing due diligence review and analysis of a variety of investment opportunities.

  During the Company's initial short period of operations from October 22, 1997 (date of commencement of operations) to December 31, 1997, the Company generated total interest income of $6.5 million, resulting in net earnings of $2.2 million or $0.06 per common share.

  Dollar amounts in the remainder of this Item 7, other than per share amounts, are expressed in thousands.

FUNDS FROM OPERATIONS ("FFO")

  Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net earnings for non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net earnings as an indication of the results of the Company's performance or to cash flow as a measure of liquidity.

  In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

For the period October 22, 1997 to December 31, 1997, the Company's FFO was $4,709, or $0.14 per common share. The following table provides the calculation of the Company's FFO:

   Net Earnings......................................................... $2,159
   Add: Stock options issued to Manager.................................  2,550
                                                                         ------
   FFO.................................................................. $4,709
                                                                         ======

  Stock options issued to Manager is a non-cash charge against earnings.

RESULTS OF OPERATIONS

  DIVIDENDS DECLARED AND ACCRUED DISTRIBUTIONS IN EXCESS OF EARNINGS. ICCMIC declared a dividend of $4,485, $0.13 per share of Common Stock, to stockholders of record on December 31, 1997 which was paid on January 16, 1998. This dividend covered the Company's initial short period of operations from October 22, 1997 (date of commencement of operations) to December 31, 1997 and was accrued at year-end. As a result of this dividend the Company incurred accrued distributions in excess of earnings of $2,326 for such short period of operations.

  INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.

                                                   INTEREST AVERAGE  ANNUALIZED
                                                    INCOME  BALANCE    YIELD
                                                   -------- -------- ----------
For the period October 22, 1997 to December 31,
 1997:
  Repurchase agreements and interest bearing
   deposits.......................................  $3,388  $314,832    5.53%
  CMBS interests..................................   1,403    54,505   13.24%
  Mortgage loans..................................   1,676   109,639    7.86%
                                                    ------  --------
    Total.........................................  $6,467  $478,976    6.94%
                                                    ======  ========

  OPERATING EXPENSES. Management fees of $940 are comprised solely of the 1% (per annum) base management fee payable to the Manager for the period (as provided pursuant to the management agreement between the Manager and the Company). The Manager earned no incentive management fee for such period. In addition to the management fee, the Company incurred due diligence and asset acquisition expenses of $487 during the period. Other expenses are comprised of insurance premiums, directors' fees, and other miscellaneous expenses.

  YEAR 2000. The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Since the Company's systems are new and are based on networked personal computers, management does not believe that year 2000 compliance will present any significant problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of year 2000 issues on companies which are now servicing the Company's mortgage loan portfolio and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company will also consider year 2000 issues in connection with evaluating companies which may be engaged in the future to provide servicing, trust, administration or other services in connection with the Company's investments.

CHANGES IN FINANCIAL POSITION

  GENERAL. During the period October 22, 1997 to December 31, 1997, total assets increased by $495,137. This increase was comprised of $272,009 of mortgage loans, $148,711 of repurchase agreements, $59,321 of securities available-for-sale and $11,902 of cash and interest bearing deposits. Total liabilities increased to $15,435 during the period, as a result of declared but unpaid dividends of $4,485, amounts payable for mortgage loans purchased of $6,385, hold backs related to mortgage loan purchases of $1,555, unpaid management fees of $940, and the balance of $2,070 of unpaid costs in connection with the organization, capitalization and operation of the Company.

  CASH AND INTEREST BEARING DEPOSITS. At December 31, 1997, the Company's total cash and interest bearing deposits of $11,902 were comprised entirely of interest bearing deposits.

  REPURCHASE AGREEMENTS. The Company has entered into repurchase agreements which are recorded at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect the Company in the event of a default by the counterparty.

  The Company earned interest income of $3,388 during the period October 22, 1997 to December 31, 1997 from its investment in interest bearing deposits and repurchase agreements. Of such income, the Company earned $2,186 from investments in repurchase agreements. Given the Company's intention to invest cash and cash equivalents of the Company in other types of assets, operating results for the period presented are unlikely to be indicative of the results that may be expected for future periods.

SECURITIES AVAILABLE-FOR-SALE. At December 31, 1997, the Company included $169 of net unrealized gains related to securities available-for-sale in stockholders' equity. The Company's securities available-for-sale, carried at estimated fair value, included the following at December 31, 1997:

   CMBS interests:
     Non-investment grade rated subordinated interests.................. $35,802
     Investment grade rated senior interest only interests..............   6,156
     Non-investment grade rated subordinated interest only interests....   6,113
     Non-rated subordinated interest only interests.....................   1,751
     Other non-rated subordinated interests.............................   4,499
                                                                         -------
       Total CMBS interests.............................................  54,321
   Private equity REIT..................................................   5,000
                                                                         -------
   Total................................................................ $59,321
                                                                         =======

  The increase in securities available-for-sale of $59,321 during the period October 22, 1997 to December 31, 1997 is due to purchases of $60,000, discount amortization of $1,404 and unrealized gains of $169, offset by $2,252 of payments received. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates.

  MORTGAGE LOANS. As of December 31, 1997, the Company's mortgage loan portfolio consisted of 191 commercial mortgage loans ($90,050 principal balance) and 681 multifamily mortgage loans ($171,312 principal balance) with a total carrying cost of $272,009 after unamortized premium of $12,374 and net of an allowance for loan losses of $1,727, which management considers adequate to provide for potential losses. One loan in the amount of $116 was more than three months delinquent. In conjunction with the acquisition of mortgage loans, the Company established an allowance for loan losses at the time of acquisition based on the seller's loan loss history. No additions to the allowance for loan losses were made during the period from October 22, 1997 to December 31, 1997.

  The Company's mortgage loans were primarily acquired from entities affiliated with Imperial Credit, including 270 loans for $109,130 from SPB that were part of the Initial Investments, 299 loans for $97,641 subsequently acquired from SPB and two loans for $6,385 originated by and acquired from FMAX. Mortgage loans acquired from unrelated third parties included 296 loans for $48,973 and six loans for $10,922. All of the mortgage loans were offset by principal payments of $992 and premium amortization of $50.

  ACCRUED EXPENSES, PAYABLES AND OTHER LIABILITIES. As of December 31, 1997, accrued expenses, payables and other liabilities of $10,950 were comprised of amounts payable for mortgage loans purchased of $6,385, hold backs related to documentation deficiencies for certain mortgage loan purchases of $1,555, unpaid management fees of $940, and the balance of $2,070 of unpaid costs in connection with the organization, capitalization and operation of the Company.

  STOCKHOLDERS' EQUITY. Stockholders' equity increased to $479,702 during the period October 22, 1997 to December 31, 1997. The increase was attributable to net proceeds of $479,309 from the issuance of 34,500,000 shares of common stock in October 1997, net earnings of $2,159, stock options issued to the Manager of $2,550 and unrealized gains on securities available-for-sale of $169, offset by dividends on common stock of $4,485 or $.13 per share to stockholders of record on December 31, 1997, paid on January 16, 1998.

CAPITAL RESOURCES AND LIQUIDITY

  Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund acquisitions and investments, repay borrowings and for other general business purposes. The primary sources of funds for liquidity consist of secured borrowings, principal payments and repayments at maturity on loans and securities and proceeds from the sales thereof.

  The Company's operating activities provided cash of $11,111 during the period October 22, 1997 to December 31, 1997. During that period, cash resources from operating activities were provided primarily by the increase in other liabilities and net earnings.

  The Company's investment activities used cash totaling $329,807 during the period October 22, 1997 to December 31, 1997. During that period, cash flows from investment activities were used primarily to purchase mortgage loans and securities available-for-sale.

  The Company's financing activities provided $479,309 during the period October 22, 1997 to December 31, 1997 and consisted of the net proceeds from the initial public offering of ICCMIC's Common Stock.

  The Company currently is engaged in due diligence review and analysis with respect to a variety of investment opportunities. The Company plans to have completely invested the net proceeds from its initial public offering during the first half of 1998 and thereafter to begin its leveraging strategy. In addition, the Company is engaged in discussions with respect to obtaining various third-party borrowings. As a result, the Company's liquidity and capital resources could be materially affected.

MARKET CONDITIONS

  Over the past several months, the competitive conditions in some of the markets in which the Company operates have increased due to the significant amount of new capital available in the marketplace. This competition is particularly evident in the subordinated CMBS market. New CMBS issuances have reduced subordination levels with yield spreads declining. Although the Company believes that investments in certain subordinated CMBS still may provide attractive risk adjusted returns, the Company intends to invest cautiously in this market segment. The Company intends to take advantage of the reduced CMBS subordination levels when it securitizes its pools of commercial and multifamily mortgage loans, thereby reducing its borrowing costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  As of December 31, 1997, the Company had not completely invested the net proceeds from its initial public offering of shares of Common Stock. Consequently, the Company has not yet begun the process of leveraging its assets and has no outstanding borrowings or derivative instruments. The Company is, however, subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could impact negatively the value of ICCMIC's portfolio of mortgage loans and investment in CMBS securities, as well as the levels of interest income to be derived from these assets.

  The Company's CMBS interests are secured by adjustable and fixed interest rate commercial andmulti-family mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives payments. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's CMBS interests. While the Company has invested in various classes of CMBS interests, including interest only interests, in order to diversify its exposure to such uncertainties, there can be no assurance that such strategy will be successful.

  ICCMIC's mortgage loan portfolio includes fixed and variable interest rate commercial and multi-family mortgage loans. Fluctuations in interest rates may affect prepayment rates and default rates, notwithstanding any existing prepayment penalty or yield maintenance provisions, and such rate changes would in turn impact the value and yield to maturity of the Company's portfolio of mortgage loans. While the Company has attempted to mitigate such exposures by diversifying its individual loans, there can be no assurance that this strategy will enable ICCMIC to avoid adverse consequences in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Independent Auditors' Report...............................................  13
Consolidated Balance Sheet.................................................  14
Consolidated Statement of Earnings.........................................  15
Consolidated Statement of Changes in Stockholders' Equity..................  16
Consolidated Statement of Cash Flows.......................................  17
Notes to Consolidated Financial Statements.................................  18

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Imperial Credit Commercial Mortgage Investment Corp.:

  We have audited the accompanying consolidated balance sheet of Imperial Credit Commercial Mortgage Investment Corp. and subsidiary as of December 31, 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for the period from July 31, 1997 (Inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Credit Commercial Mortgage Investment Corp. and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the period from July 31, 1997 (Inception) through December 31, 1997 in conformity with generally accepted accounting principles.

                                          KMPG Peat Marwick LLP

Los Angeles, California
February 3, 1998

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997

                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

ASSETS:
  Cash and interest bearing deposits................................. $ 11,902
  Repurchase agreements..............................................  148,711
  Securities available-for-sale, at market value.....................   59,321
  Mortgage loans, net................................................  272,009
  Accrued interest receivable........................................    2,085
  Other assets.......................................................    1,109
                                                                      --------
    Total Assets..................................................... $495,137
                                                                      ========
LIABILITIES:
  Dividends and distributions payable................................ $  4,485
  Accrued expenses, payables and other liabilities...................   10,950
                                                                      --------
    Total Liabilities................................................   15,435
                                                                      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, par value $0.0001 per share.
  Authorized 500,000,000 shares, 34,500,000 shares issued and
   outstanding.......................................................        3
  Additional paid-in capital.........................................  481,856
  Unrealized gain on securities available-for-sale...................      169
  Accrued distributions in excess of earnings........................   (2,326)
                                                                      --------
    Total Stockholders' Equity.......................................  479,702
                                                                      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................... $495,137
                                                                      ========


          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                       CONSOLIDATED STATEMENT OF EARNINGS

    FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

INTEREST INCOME:
  Repurchase agreements and interest bearing deposits............. $     3,388
  Securities available-for-sale...................................       1,403
  Mortgage loans..................................................       1,676
                                                                   -----------
    Total Interest Income.........................................       6,467
                                                                   -----------
OPERATING EXPENSES:
  Management fees.................................................         940
  Due diligence expenses..........................................         487
  Stock options issued to Manager.................................       2,550
  Other...........................................................         331
                                                                   -----------
    Total Expenses................................................       4,308
                                                                   -----------
NET EARNINGS                                                             2,159
Dividends and distributions.......................................       4,485
                                                                   -----------
Accrued distributions in excess of earnings....................... $    (2,326)
                                                                   ===========
EARNINGS PER SHARE:
  Basic........................................................... $      0.06
  Diluted.........................................................        0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
  Basic...........................................................  34,500,000
  Diluted.........................................................  34,678,550


          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

    FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

                                                         UNREALIZED
                                                          GAIN ON      ACCRUED
                           NUMBER OF          ADDITIONAL SECURITIES DISTRIBUTIONS     TOTAL
                            SHARES     COMMON  PAID-IN   AVAILABLE- IN EXCESS OF  STOCKHOLDERS'
                          OUTSTANDING  STOCK   CAPITAL    FOR-SALE    EARNINGS       EQUITY
                          -----------  ------ ---------- ---------- ------------- -------------
Initial capitalization,
 July 31, 1997..........         100    $      $      2     $          $            $      2
Net proceeds from
 initial public offering
 on October 22, 1997....  34,500,000      3     479,306                              479,309
Purchase and retire ini-
 tial shares............        (100)                (2)                                  (2)
Change in unrealized
 gain on securities
 available-for-sale.....                                     169                         169
Stock options issued to
 Manager................                          2,550                                2,550
Net earnings............                                                 2,159         2,159
Cumulative dividends de-
 clared ($0.13 per
 share).................                                                (4,485)       (4,485)
                          ----------    ---    --------     ----       -------      --------
Balance, December 31,
 1997...................  34,500,000    $ 3    $481,856     $169       $(2,326)     $479,702
                          ==========    ===    ========     ====       =======      ========




          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

    FOR THE PERIOD FROM JULY 31, 1997 (INCEPTION) THROUGH DECEMBER 31, 1997

                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Earnings.......................................................  $   2,159
Adjustments to reconcile net earnings to net cash provided by oper-
 ating activities:
Depreciation and amortization......................................         11
Amortization of premium on mortgage loans..........................         50
Amortization of discount on investment securities available-for-
 sale..............................................................     (1,404)
Stock options issued to Manager....................................      2,550
Net change in:
Accrued interest receivable........................................     (2,085)
Other assets.......................................................     (1,120)
Other liabilities..................................................     10,950
                                                                     ---------
TOTAL CASH PROVIDED BY OPERATING ACTIVITIES........................     11,111
                                                                     ---------
CASH (USED FOR) INVESTING ACTIVITIES:
Purchases of investment securities available-for-sale..............    (60,000)
Payments received on investment securities available-for-sale......      2,252
Purchases of mortgage loans........................................   (273,051)
Principal reductions on mortgage loans.............................        992
                                                                     ---------
TOTAL CASH USED FOR INVESTING ACTIVITIES...........................   (329,807)
                                                                     ---------
CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from initial public offering, net.........................    479,309
                                                                     ---------
TOTAL CASH PROVIDED BY FINANCING ACTIVITIES........................    479,309
                                                                     ---------
CASH AND CASH EQUIVALENTS AT DECEMBER 31, 1997.....................  $ 160,613
                                                                     =========



          See accompanying notes to consolidated financial statements.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION

  Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC" or the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on such date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $2. On October 22, 1997, ICCMIC commenced its operations upon consummation of an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $513,857 and net proceeds to ICCMIC of $479,309 after discounts and expenses. The Company acquires mortgage loans, real property and interests in commercial mortgage-backed securities ("CMBS"). Most of the Company's mortgage loans and all of the Company's interests in CMBS were acquired from Imperial Credit Industries, Inc. ("Imperial Credit") and affiliates. The Company's sole activity through October 21, 1997 consisted of the organization and startup of the Company. The Company intends to operate so as to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The consolidated financial statements of ICCMIC and its subsidiary are prepared in accordance with generally accepted accounting principles. All material intercompany transactions have been eliminated in consolidation.

  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash, money market mutual funds and repurchase agreements. The Company considers investments with maturities of three months or less at date of acquisition to be cash equivalents.

  The Company enters into repurchase agreements which are carried at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements, and when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect itself in the event of default by the counterparty.

 Investment Securities

  The Company classifies investment securities as held-to-maturity, available-for-sale, and/or trading securities at the time of purchase based upon management's intent and the Company's ability to hold the securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses as a separate component of stockholders' equity, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained or premiums paid on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings and are determined using the specific identification method. At disposition, the realized net gain or loss is included in earnings. As the Company qualifies as a REIT and no income taxes are paid, the unrealized gains and losses are reported gross in stockholders' equity.

 Mortgage Loans Held For Investment

  The Company purchases certain mortgage loans to be held as long-term investments. Mortgage loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, loans may be placed on non-accrual status. Loans are placed on non-accrual status generally after they become 90 days past due, in which case previously accrued interest is reversed from income. Future collections of interest are included in interest income or applied to the loan balance based on an assessment of the likelihood that the principal will be collected.

  The Company maintains an allowance for losses on mortgage loans held for investment at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loan portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

  A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans are evaluated for impairment on an individual basis. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance.

 Income Taxes

  The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Code. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for ICCMIC and its subsidiary in the accompanying consolidated financial statements.

 Income Recognition

  Income and expenses are recorded on the accrual basis of accounting.

 Earnings Per Share

  Basic earnings per share is computed on the basis of the weighted average number of shares outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares and common equivalent shares outstanding for the period. The beginning of the period utilized for purposes of the

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

earnings per share computation coincided with the commencement of the Company's operations on October 22, 1997. For purposes of diluted earnings per share, the computation of the weighted average number of shares outstanding includes the impact of the assumed exercise of the outstanding dilutive options to purchase common stock and assumes that the proceeds from such issuance are used to repurchase common shares at the average market price of the Company's common stock for the period.

 Stock Options

  The Company has elected to account for stock based compensation arrangements under the intrinsic value based method of accounting. Pro forma disclosures of net earnings computed as if the fair value based method had been applied have been included in the notes to the consolidated financial statements. Stock options or other equity instruments granted for services provided by non-employees or to acquire goods or services from outside suppliers or vendors have been accounted for under the fair value method with expense recognized during the service period.

3. INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  At December 31, 1997, the Company's investment securities available-for-sale consisted of shares of a private equity REIT, subordinated securities collateralized by commercial mortgages and interest only securities. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  The amortized cost and estimated fair value of the Company's investment securities available-for-sale are summarized as follows:

                                                  GROSS      GROSS    ESTIMATED
                                      AMORTIZED UNREALIZED UNREALIZED   FAIR
   SECURITY DESCRIPTION                 COST       GAIN       LOSS      VALUE
   --------------------               --------- ---------- ---------- ---------
   CMBS interests:
   Non-investment grade rated subor-
    dinated interests................  $34,405    $1,411     $   14    $35,802
   Investment grade rated senior in-
    terest only interests............    6,642                  486      6,156
   Non-investment grade rated subor-
    dinated interest
    only interests...................    6,645                  532      6,113
   Non-rated subordinated interest
    only interests...................    1,987                  236      1,751
   Other non-rated subordinated in-
    terests..........................    4,473        26                 4,499
                                       -------    ------     ------    -------
   Total CMBS interests..............   54,152     1,437      1,268     54,321
   Private equity REIT...............    5,000                           5,000
                                       -------    ------     ------    -------
   Total.............................  $59,152    $1,437     $1,268    $59,321
                                       =======    ======     ======    =======

  The Company's CMBS interests are secured by adjustable and fixed rate commercial and multi-family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The estimated yield to maturity on the CMBS interests for 1998 is 10.72%. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives any payments. All of the Company's CMBS interests were acquired from Imperial Credit and its wholly-owned subsidiary, Southern Pacific Bank ("SPB"), the originator or purchaser of the underlying mortgage loans.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The unamortized discount on investment securities available-for-sale was $ 28,211 at December 31, 1997. There were no sales of investment securities available-for-sale during the period ended December 31, 1997.

  The contractual maturities of the mortgage loans underlying the Company's CMBS interests are greater than ten years.

4. MORTGAGE LOANS

  Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real estate properties. Approximately 45.4% of the amount of mortgage loans held for investment at December 31, 1997 was collateralized by properties located in California. One loan in the amount of $116 was more than three months delinquent.

  As of December 31, 1997, the Company's mortgage loan portfolio consisted of the following:

                                                                          NUMBER
                                                                   % OF     OF
                                                          AMOUNT   LOANS  LOANS
                                                         --------  -----  ------
   Principal balance:
   Multifamily loans.................................... $171,312   65.5%  681
   Commercial loans.....................................   90,050   34.5%  191
                                                         --------  -----   ---
       Total Principal..................................  261,362  100.0%  872
                                                                   =====   ===
   Unamortized premium..................................   12,374
   Less allowance for loan losses.......................   (1,727)
                                                         --------
   Balance at 12/31/97.................................. $272,009
                                                         ========

  The change in the mortgage loan balance consisted of the following:

   Mortgage loans purchased, net........................ $273,051
   Less:
   Collections of principal.............................     (992)
   Amortization of premium..............................      (50)
                                                         --------
   Balance at 12/31/97.................................. $272,009
                                                         ========

  A substantial amount of mortgage loans were acquired from SPB and Franchise Mortgage Acceptance Company ("FMAX"), an affiliate of Imperial Credit. In conjunction with the acquisition of mortgage loans, the Company established an allowance for loan losses at the time of acquisition based on the seller's loan loss history.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The range of interest rates as of December 31, 1997 on the 378 mortgages which have fixed interest rates and 494 mortgages which have variable interest rates tied to the six month LIBOR, Bank of America Prime or the one-year U.S. Treasury index is set forth in the following table:

    CURRENT                                                            PRINCIPAL
    RANGE OF                                                   NUMBER   BALANCE
   INTEREST RATES                                             OF LOANS OF LOANS
   --------------                                             -------- ---------
    7.5% or less.............................................    75    $ 35,504
    7.501 -  8.0.............................................   136      52,923
    8.001 -  8.5.............................................    63      22,894
    8.501 -  9.0.............................................    86      29,043
    9.001 -  9.5.............................................    85      23,705
    9.501 - 10.0.............................................    48      28,718
   10.001 - 10.5.............................................    28      10,389
   10.501 - 11.0.............................................   102      17,470
   11.001 - 11.5.............................................    77       9,933
   11.501 - 12.0.............................................    54      10,961
   12.001 - 12.5.............................................    39       8,138
   12.501 - 13.0.............................................    39       5,642
   13.01 or more.............................................    40       6,042
                                                                ---    --------
     Total...................................................   872    $261,362
                                                                ===    ========

  The mortgage loans range in size from $9 to $3,747 as set forth in the following table:

                                    WEIGHTED                           PRINCIPAL
                                     AVERAGE        FINAL      NUMBER   BALANCE
   LOAN SIZE RANGE                INTEREST RATE MATURITY DATE OF LOANS OF LOANS
   ---------------                ------------- ------------- -------- ---------
   $150,000 or less..............    10.522%      11/01/27      342    $ 33,893
     150,000.01 -   250,000.00...     9.713%      11/01/27      242      45,402
     250,000.01 -   500,000.00...     9.298%      11/01/27      165      58,840
     500,000.01 -   750,000.00...     8.849%      11/01/27       51      31,325
     750,000.01 - 1,000,000.00...     8.998%      11/01/27       34      29,480
   1,000,000.01 - 1,500,000.00...     8.592%      11/01/27       25      31,235
   1,500,000.01 - 2,000,000.00...     8.662%      09/01/27        5       8,679
   2,000,000.01 - 3,000,000.00...     8.714%      06/01/27        6      15,269
   Over 3,000,000.00.............     9.970%      06/01/27        2       7,239
                                                                ---    --------
     Total.......................                               872    $261,362
                                                                ===    ========

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


 The mortgage loans are secured by properties located in 31 states as set forth in the following table:

                                                                PRINCIPAL
                                                NUMBER   % BY    BALANCE   % BY
   STATE                                       OF LOANS NUMBER  OF LOANS  AMOUNT
   -----                                       -------- ------  --------- ------
   Arizona....................................    53     6.08%  $ 22,899   8.76%
   California-Northern........................    37     4.24%    16,863   6.45%
   California-Southern........................   346    39.68%   101,822  38.96%
   Colorado...................................    34     3.90%    10,669   4.08%
   Connecticut................................    11     1.26%     1,939   0.74%
   Florida....................................    11     1.26%     2,709   1.04%
   Illinois...................................    24     2.75%     4,942   1.89%
   Massachusetts..............................    36     4.13%     6,156   2.36%
   Maryland...................................     9     1.03%     3,242   1.24%
   New Hampshire..............................    36     4.13%     4,792   1.83%
   New Jersey.................................    55     6.31%    12,473   4.77%
   New York...................................    79     9.06%    17,910   6.85%
   Ohio.......................................    17     1.95%     1,983   0.76%
   Oregon.....................................    32     3.67%    16,355   6.26%
   Texas......................................    12     1.38%     4,946   1.89%
   Washington.................................    37     4.24%    21,870   8.37%
   16 other states............................    43     4.93%     9,792   3.75%
                                                 ---    -----   --------  -----
     Total....................................   872    100.0%  $261,362  100.0%
                                                 ===    =====   ========  =====

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosure of the estimated fair value of the Company's financial instruments as of December 31, 1997 is made in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures About Fair Value of Financial Instruments, and SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments. The estimated fair value amounts have been determined by ICCMIC using available market information and appropriate valuation methodologies; however, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts ICCMIC could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                       ESTIMATED
                                                              CARRYING   FAIR
   DECEMBER 31, 1997                                           AMOUNT    VALUE
   -----------------                                          -------- ---------
   Assets:
     Cash and interest bearing deposits...................... $11,902   $11,902
     Repurchase agreements................................... 148,711   148,711
     Securities available-for-sale...........................  59,321    59,321
     Mortgage loans, net..................................... 272,009   272,009

  The fair value estimates as of December 31, 1997 are based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


  The following describes the methods and assumptions used by the Company in estimating fair values.

CASH AND CASH EQUIVALENTS

  The carrying amount for cash and cash equivalents approximates fair value because these instruments are demand deposits, money market mutual funds and repurchase agreements and due to their short term nature do not present unanticipated interest rate or credit concerns.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  The fair value of CMBS interests is estimated based on discounted cash flow analyses using market assumptions and collateral performance indicators and using information furnished to the Company by the Manager. The use of different market assumptions, valuation methodologies or both may have a material effect on the estimates of fair value. The fair value estimates presented herein are based on pertinent information available as of December 31, 1997. However, there is not an active secondary trading market for CMBS interests, such as those held by the Company, and the estimates of fair value presented herein are not necessarily indicative of the amounts ICCMIC could realize in a current market exchange. The fair value of the Company's investment in a private equity REIT is based on cost since the REIT was recently formed.

MORTGAGE LOANS HELD FOR INVESTMENT

  The mortgage loans have either variable interest rate provisions, which are based upon a margin over specified market indexes, or are currently fixed at effective rates which approximate current market conditions. Accordingly, their carrying amounts approximate their fair values.

6. MANAGEMENT CONTRACT (AMOUNTS IN THIS FOOTNOTE ARE IN ACTUAL DOLLARS, NOT THOUSANDS)

  ICCMIC entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corporation (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager will advise the Company on various aspects of its business and managing its day-to-day operations, subject to the supervision of the Board. The Manager is to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly, and a quarterly incentive fee in an amount equal to (A) 25% of the dollar amount by which (1) (a) Funds from Operations, as defined in the Management Agreement (before the incentive fee), per share of Common Stock (based on the weighted average number of shares outstanding), plus (b) gains (or minus losses) from debt restructuring and sales of property per share of common stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial public offering and the prices per share at any secondary offerings by ICCMIC multiplied by (b) the ten-year U.S. Treasury Rate plus four percent per annum multiplied by (B) the weighted average number of shares of Common Stock outstanding during such quarter. A base management fee of $940 thousand was accrued for the period ended December 31, 1997.

7. STOCK OPTION PLAN

  ICCMIC adopted a stock option plan (the "Plan") to provide a means of incentive compensation, under which the Manager, certain executive officers and employees of the Manager and certain officers and directors of ICCMIC were granted options to purchase 3,045,000 shares of Common Stock exercisable at the initial public offering price. A total of 7,500,000 shares have been authorized for grant under the Plan. ICCMIC granted 1,691,250 options to the Manager and 9,000 options to an employee of the Manager, for which $2,550 was

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

recognized as an expense during 1997, and 1,344,750 options to executive officers and directors of ICCMIC. ICCMIC also has available 405,000 shares for Special Reserve Shares, as defined in the Plan. Such Special Reserve Shares effectively enable ICCMIC to issue stock options under the Plan priced at $15.00 per share, the initial public offering price, to employees hired by the Manager after October 16, 1997. Options vest immediately and one third of the options will be exercisable on each of the first three anniversaries of their grant. All of those options that have not been exercised as of ten years from date of grant will expire. No options were exercisable at December 31, 1997.

  A summary of stock options outstanding at December 31, 1997 follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                             NUMBER OF  EXERCISE
                                                              SHARES     PRICE
                                                             ---------  --------
   Granted.................................................. 3,125,500   $15.00
   Forfeited / Cancelled....................................   (80,500)  $15.00
                                                             ---------
   Outstanding at end of year............................... 3,045,000   $15.00
                                                             =========

  Had the Company determined compensation cost based on the fair value at the grant date for stock options granted to employees, the Company's net earnings and earnings per share for the period from October 22, 1997 through December 31, 1997 would have decreased to the pro forma amounts indicated below:

                                                                     AS     PRO
                                                                  REPORTED FORMA
                                                                  -------- -----
   Net earnings..................................................  $2,159  $142
   Basic and Diluted Earnings per share..........................  $  .06  $.00

  The derived fair value of the options granted during 1997 was approximately $1.50 per share underlying the options using the Black-Scholes option pricing model with the following assumptions: dividend yield of 8.32%, risk-free interest rate of 6.5%, expected life of ten years and expected volatility of 22.15%.

8. STOCKHOLDERS' EQUITY

  On October 22, 1997, ICCMIC completed its initial public offering of 34,500,000 shares, with gross proceeds of $513,857 and net proceeds to ICCMIC of $479,309. In December 1997, ICCMIC declared a dividend on common stock of $4,485, or $.13 per share, to stockholders of record on December 31, 1997, paid on January 16, 1998. All of the dividend was ordinary income leaving $257 of undistributed earnings for income tax purposes at December 31, 1997.

9. RELATED PARTY TRANSACTIONS

  As part of ICCMIC's initial public offering, 2,970,000 shares of Common Stock were sold to Imperial Credit and approximately 500,000 shares of Common Stock were sold to certain directors, officers and employees of the Company, the Manager and Imperial Credit and members of their respective immediate families, in each case net of the underwriting discount. On December 11, 1997, Imperial Credit acquired an additional 100,000 shares of Common Stock in an open market transaction.

  Concurrently with the closing of ICCMIC's initial public offering, ICCMIC acquired 270 mortgage loans for a purchase price of $109,130 and certain CMBS interests for $55,000 from Imperial Credit and SPB, affiliates of the Manager. In December 1997, ICCMIC acquired 299 loans for $97,641 from SPB and two loans for $6,385 from FMAX, affiliates of the Manager. The FMAX purchase price is included in accrued expenses, payables and other liabilities at December 31, 1997.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


10. COMMITMENTS AND CONTINGENCIES

  ICCMIC leases approximately 3,000 usable square feet of office space for its executive offices under a non-cancelable lease expiring on August 15, 2002 (subject to the Company's right to terminate in 1999). Rent expense for the period ended December 31, 1997 was $27 and future minimum rents due under the lease are as follows:

   YEAR                                                                   AMOUNT
   ----                                                                   ------
   1998..................................................................  $92
   1999..................................................................   92
   2000..................................................................  100
   2001..................................................................  100
   2002..................................................................   69

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  ICCMIC was incorporated in the State of Maryland on July 31, 1997. The table below sets forth certain information with respect to the directors and executive officers of ICCMIC. Other information required by this item is incorporated by reference to the information set forth under the caption "ELECTION OF DIRECTORS" in ICCMIC's definitive proxy statement, which ICCMIC intends to file no later than 120 days after the end of fiscal year 1997, pursuant to Rule 12b-23.

  The executive officers and directors of the Company are as follows:

   NAME                      AGE POSITION
   ----                      --- --------
   H. Wayne Snavely (2)       56 Chairman of the Board
   Kevin E. Villani (1)       49 Vice Chairman of the Board
                                 President, Chief Executive Officer and
   Mark S. Karlan             39 Director
   Patric H. Hendershott (2)  59 Director
   Joseph A. Jaconi, Jr. (1)  53 Director
   Louis H. Masotti (1)       63 Director
   Kenneth A. Munkacy (2)     43 Director
   Joseph R. Parise           39 Managing Director and Senior Vice President
                                 Senior Vice President, General Counsel and
   Norbert M. Seifert         41 Secretary
   Daniel J. Occelli          41 Senior Vice President
   Michael Meltzer            51 Chief Financial Officer and Treasurer

--------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

  H. WAYNE SNAVELY has been Chairman of the Board of the Company since its inception in July 1997 and Chairman of the Board and Chief Executive Officer of Imperial Credit since December 1991 and President since February 1996. Mr. Snavely is Chairman of the Board of Southern Pacific Funding Corporation (NYSE: SFC), IMPAC Mortgage Holdings, Inc. (AMEX: IMH) and FMAX. From 1986 to February 1992, Mr. Snavely served as Executive Vice President of Imperial Bancorp and Imperial Bank. From 1983 through 1986, Mr. Snavely was employed as Chief Financial Officer of Imperial Bancorp and Imperial Bank. Mr. Snavely served as a director of Imperial Bank from 1975 to 1983 and from 1993 to 1998.

  KEVIN E. VILLANI has been Vice Chairman of the Board of the Company since its inception in July 1997 and Executive Vice President and Chief Financial Officer of Imperial Credit since September 1995 and a member of the Imperial Credit Board of Directors since October 1997. Mr. Villani joined the University of Southern California as the Wells Fargo Visiting Professor of Finance in 1990 and remained on the full-time faculty through 1997 and from 1990 to 1995 he also served as a consulting economist at the World Bank and International Finance Corporation on housing, banking, finance, and investment issues in emerging markets. From 1985 to 1990, he was the Executive Vice President and Chief Financial Officer for Imperial Corporation of America, where he was responsible for portfolio management of a $12 billion portfolio as well as the asset management of all mortgage and asset-backed securities, high yield bonds, leasing and venture capital. From 1982 to 1985, he served in various capacities at the Federal Home Loan Mortgage Corporation, including Chief Economist and Chief Financial Officer, where his responsibilities included asset and portfolio management. From 1975 to 1982, he served as Financial Economist, Director for the Division of Housing Finance Analysis and Deputy Assistant Secretary for the Office of Economic Affairs and Chief Economist for the Department of Housing and Urban Development. From 1974 to 1975, he was an economist for the Federal Reserve Bank of Cleveland.

  MARK S. KARLAN has served as a member of the Board of the Company and as its President and Chief Executive Officer since its inception in July 1997. From 1990 to 1997, Mr. Karlan was a private real estate investor managing all aspects of approximately $100 million of real estate transactions including the acquisition, financing, leasing and sale of office, retail, industrial and residential assets. From 1984 to 1990, Mr. Karlan served in the acquisition group of JMB Realty Corporation, most recently as Senior Vice President. Mr. Karlan acquired for institutional clients more than one hundred commercial properties including shopping centers, office buildings, apartment complexes and hotels located throughout the United States and Canada, with a gross asset value exceeding $6 billion. Mr. Karlan had full responsibility for negotiating, structuring and analyzing all assets he acquired for JMB, including valuation and credit analyses and cash flow projections. Mr. Karlan's primary focus was larger portfolio acquisitions. In 1987, Mr. Karlan led the 100 person JMB acquisition team during the $5 billion leveraged acquisition of the Cadillac Fairview, Inc. real estate company. In 1987, Mr. Karlan became the youngest partner of JMB. Mr. Karlan received a Bachelor of Arts degree in Economics, magna cum laude, from Harvard College in 1980 and was awarded a John Harvard Scholarship for academic achievement of the highest distinction. Mr. Karlan received a Master of Business Administration degree with second year honors from the Harvard Business School and a Juris Doctor degree, cum laude, from the Harvard Law School, both in 1984.

  PATRIC H. HENDERSHOTT has been a Director of the Company since September 1997. Dr. Hendershott holds the Galbreath Chair in Real Estate at Ohio State University where he has been Professor of Finance since 1981. From 1969 to 1981, Dr. Hendershott was a Professor of Economics and Finance at Purdue University where he was Chairman of the Economics Group from 1971 to 1974. Dr. Hendershott was an Assistant Professor of Economics at Northwestern University from 1967 to 1969, and he was a Research Economist at the Federal Reserve Board from 1964 to 1967. He has served as a consultant to major national and international organizations including the World Bank from 1991 to 1993, the U.S. government Accounting Office from 1982 to 1990 and the National Swedish Institute for Building Research since 1991. Dr. Hendershott has been a Research Associate at the National Bureau of Economic Research since 1979 and he was the Director of Housing and Real Estate Finance Research at Price Waterhouse from 1994 to 1997. His honors and awards include the George Bloom Award for Outstanding Contributions to the Field of Real Estate in 1992, Fellow of the Homer Hoyt Advanced Studies Institute since 1991, Academic Fellow of the Urban Land Institute since 1990, Fulbright Senior Research Scholar in 1989, President of the American Real Estate and Urban Economics Association in 1985 and he has been a Member of the Fulbright Senior Awards Committee since 1995. Dr. Hendershott has written more than one hundred articles in academic and professional journals on real estate and mortgage finance, and he currently serves on the editorial boards of seven finance and real estate journals. Dr. Hendershott received a Ph.D. in Economics from Purdue University in 1965.

  JOSEPH A. JACONI, JR. has been a Director of the Company since September 1997. Mr. Jaconi has been involved in the real estate development industry in California since 1971. Mr. Jaconi began the development of real property for his own account in 1976, completing projects such as the Wilshire-Grand Building, a 16 story office building in downtown Los Angeles; the Marina Business Center, a 400,000 square foot office and business park in Marina Del Rey; the Village Del Amo, a 30 acre retail and office building project in Torrance; redevelopment projects at Corte Madera Mall and Garden Grove Mall totalling 400,000 square feet; and the 100 acre Bakersfield Airport Business Center. From 1971 to 1976, Mr. Jaconi practiced law and specialized in real estate development, representing clients such as Carter Hawley Hale Stores, Inc., Ernest W. Hahn, Inc., Security Pacific National Bank, Barclay-Curci Investment Company, Transpacific Development Company, Business Properties and Real Property Resources. Mr. Jaconi received a Bachelor of Arts degree from the University of Santa Clara in 1966 and he received a Juris Doctor degree from the University of Southern California School of Law in 1969.

  LOUIS H. MASOTTI has been a Director of the Company since September 1997. Dr. Masotti is Professor of Management and Urban Development in the Graduate School of Management at the University of California, Irvine, where he has served as the Director of the Program in Real Estate Management since 1992. Dr. Masotti also serves as President of Louis H. Masotti, Ltd., a management, real estate and urban development consulting firm. From 1970 to 1992, Dr. Masotti was Professor of Management and Urban Development at the Kellogg

Graduate School of Management at Northwestern University, and between 1989 and 1992, Dr. Masotti also taught real estate and urban development courses as a Visiting Professor at the Anderson Graduate School of Management at UCLA and at Stanford Business School. In 1985, Dr. Masotti founded the Kellogg Center for Real Estate Research at Northwestern University and served as its Director until 1992. From 1970 to 1980, Dr. Masotti served as the Director of the Center for Urban Policy Research at Northwestern. Dr. Masotti has authored and edited 14 books and published many articles on real estate, urban development and public policy issues. His views are often quoted in the national media, including The Wall Street Journal, Barron's, The New York Times, Business Week, Time and Newsweek. His honors and awards include Fellow of the Homer Hoyt Advanced Studies Institute since 1993 and Senior Fulbright Fellow in 1969. Dr. Masotti has served as a director of Samuel Zell's Manufactured Home Communities Inc. REIT since 1993, and he served from 1993 to 1996 as a director of the Tucker Company REIT, both listed on the NYSE. Dr. Masotti earned his Bachelor of Arts degree at Princeton University in 1956 and he received a Ph.D. degree in political science from Northwestern University in 1964.

  KENNETH A. MUNKACY has been a Director of the Company since September 1997. Mr. Munkacy is the Managing Director of TrizecHahn Asia-Pacific, a subsidiary of TrizecHahn, a NYSE listed commercial real estate company. Mr. Munkacy is responsible for TrizecHahn's investment and development activities in Asia. From 1994 to 1997, Mr. Munkacy served as President of Koll Asia Pacific, an affiliate of the Koll Real Estate Group. From 1989 to 1994, Mr. Munkacy was a Senior Vice President and partner of Golub & Co, a Chicago based real estate investment and development company, and he served from 1987 to 1989 as the Director of Development and Acquisitions for Xerox Realty Corp., a Xerox subsidiary with an $850 million real estate portfolio. Mr. Munkacy was the Director of Development Services and a partner at Halcyon Real Estate Advisors from 1981 to 1987. Mr. Munkacy has published articles on commercial real estate in The Real Estate Finance Journal, Real Estate Review and Urban Land, and his real estate perspectives have been quoted in the Wall Street Journal, Real Estate Finance & Investment, Journal of Property Management, Commercial Property News and Real Estate Forum. He has lectured on real estate investing at Harvard, Wharton, Stanford, Northwestern, the University of Texas at Austin, and the Urban Land Institute. Mr. Munkacy received a Bachelor of Arts degree in Economics-Government from Franklin and Marshall College in 1976 and a Masters of City Planning from the University of Pennsylvania in 1981.

  JOSEPH R. PARISE has been Managing Director and Senior Vice President of the Company since September 1997. Mr. Parise has served as Managing Director of Capital Markets and Head of Structured Finance for Imperial Credit since August 1996 and as a Director of Imperial Credit Worldwide since September 1997, and he continues to hold those positions. Mr. Parise served from April 1995 through April 1997 on the investment advisory committee for the City of Orange, overseeing a $125 million fixed income portfolio. From 1987 to 1992, Mr. Parise served in the mortgage finance group at Salomon Brothers Inc., most recently as Vice President. At Salomon Brothers, he was involved in 50 CMO and pass-through securitizations exceeding $8 billion, and helped create several innovations in securitization techniques. Mr. Parise also participated in the early development of "B" and "C" credit residential mortgage securitization. Prior to Salomon Brothers, Mr. Parise was a tax attorney specializing in mortgage-backed securities at Cadwalader, Wickersham & Taft from 1985 to 1987 and at Thacher, Proffitt & Wood from 1983 to 1985. At Cadwalader, Mr. Parise was involved in the development of the REMIC legislation. Mr. Parise received a Master of Laws degree in Taxation from the New York University School of Law, a Juris Doctor degree from the University of Michigan Law School and a Bachelor of Business Administration degree with high distinction from the University of Michigan where he was a James B. Angell Scholar.

  NORBERT M. SEIFERT has been Senior Vice President and General Counsel of the Company since September 1997 and Secretary since July 1997. Mr. Seifert was a partner in the real estate department of the national law firm Sonnenschein Nath & Rosenthal from 1992 to 1997. At Sonnenschein, Mr. Seifert represented institutional lenders in the origination and sale of term loans and construction loans secured by multifamily and commercial real estate, and he was involved in restructuring underperforming mortgage loans. From 1989 to 1992, Mr. Seifert was a partner in the real estate department of Mayer, Brown & Platt and from 1987 to 1989 he was a partner at Turkowitz & Seifert, a boutique law firm specializing in retail real estate. From 1982 to 1987, Mr. Seifert was an associate attorney in the tax and real estate departments of Milbank, Tweed, Hadley & McCloy where he was involved in structuring the initial public offering of the Rockefeller Center Properties, Inc. mortgage REIT. Mr. Seifert received a Bachelor of Science degree, cum laude, from the Wharton School of the University of Pennsylvania in 1977 and a Juris Doctor degree from the New York University School of Law in 1980.

  DANIEL J. OCCELLI has been Senior Vice President of the Company since September 1997. Mr. Occelli served as Vice President of the Structured Finance Group of E.J. De La Rosa & Co. from 1993 to 1997. At De La Rosa & Co., an investment firm specializing in municipal bond financing, Mr. Occelli participated in the issuance of $5 billion of tax exempt bonds. From 1995 to 1997, Mr. Occelli also served as Chief Operating Officer of Rincon Advisors, Inc., a real estate advisory firm. At Rincon Advisors, Mr. Occelli was involved in the restructuring of $200 million of mortgage debt. From January 1993 through May 1993, Mr. Occelli worked at Real Estate Disposition Corp., a real estate brokerage and auction firm specializing in the disposition of distressed real property. From 1986 to 1993, Mr. Occelli was a Vice President at First Interstate Bank where he most recently served as a team leader in the Real Estate Asset Disposition Group. At First Interstate Bank, he participated in the restructuring and disposition of $650 million of problem real estate assets, including $500 million of non-performing mortgage loans and $150 million of foreclosed properties. From 1984 to 1986, Mr. Occelli was an Assistant Vice President at Wells Fargo Bank. From 1982 to 1984, he taught computer science at the University of Rhode Island. Mr. Occelli received a Master in Chemical Engineering degree, magna cum laude, from the Ecole Superieure de l'Energie et des Materiaux in France in 1981, and he received a Master of Business Administration in Finance from the University of Rhode Island in 1984.

  MICHAEL MELTZER has been Chief Financial Officer and Treasurer of the Company since March 1998. Prior to joining the Company, he was the Chief Financial Officer and an Executive Vice President of Landmark Entertainment Group, a designer and producer of theme park attractions, themed entertainment facilities and other projects. From 1993 to 1996, Mr. Meltzer was the Chief Financial Officer and an Executive Vice President of Canal+ (U.S.), a subsidiary of a publicly-held French conglomerate, and from 1994 to 1995 he was a member of the Board of Directors of Carolco Pictures, Inc. From 1989 to 1993, Mr. Meltzer was the Chief Financial Officer of Imagine Films Entertainment, Inc. and from 1985 to 1989, Mr. Meltzer served in various senior level financial positions at Lorimar Telepictures Corporation. From 1968 to 1985, Mr. Meltzer served in the audit group at Peat Marwick Mitchell & Co. (now KPMG Peat Marwick LLP), where he became a partner in 1978. At Peat Marwick, Mr. Meltzer's primary industry expertise was in the real estate industry, and his principal clients included REITs, real estate developers and mortgage brokers. Mr. Meltzer received his Bachelor of Business Administration degree from the City College of New York in 1968 and his Juris Doctor degree from the Brooklyn Law School in 1975.

  All directors are elected at each annual meeting of the Company's stockholders until the next annual meeting of stockholders and until their successors are elected and qualify. Replacements for vacancies occurring among the Independent Directors will be elected by a majority vote of the remaining Directors, including a majority of the Independent Directors. All officers are elected and may be removed by the Board.

 Limitation Of Liability And Indemnification

  The Maryland General Corporation Law, as amended from time to time ("MGCL") permits a Maryland corporation to include in its charter a provision limiting the liability of its directors and officers to the corporation and its stockholders for money damages except for liability resulting from (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty established by a final judgment as being material to the cause of action. ICCMIC's Charter contains such a provision which eliminates such liability to the maximum extent permitted by the MGCL.

  ICCMIC's Charter authorizes it, to the maximum extent permitted by Maryland law, to obligate itself to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer or (b) any individual who, while a director of ICCMIC and at its request, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise from and against any claim or liability to which such person may become subject or which such person may incur by reason of his status as a present or former director or officer of ICCMIC. ICCMIC's Bylaws obligate it, to the maximum extent permitted by Maryland law, to indemnify and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to (a) any present or former director or officer who is made a party to the proceeding by reason of his service in that capacity or (b) any individual who, while a director of ICCMIC and at ICCMIC's request, serves or has served another corporation, partnership, joint venture, trust, employee benefit plan or any other enterprise as a director, officer, partner or trustee of such corporation, partnership, joint venture, trust, employee benefit plan or other enterprise and who is made a party to the proceeding by reason of his service in that capacity. The Charter and Bylaws also permit ICCMIC to indemnify and advance expenses to any person who served a predecessor of ICCMIC in any of the capacities described above and to any employee or agent of ICCMIC or a predecessor of ICCMIC.

  The MGCL requires a corporation (unless its charter provides otherwise, which ICCMIC's Charter does not) to indemnify a director or officer who has been successful, on the merits or otherwise, in the defense of any proceeding to which he is made a party by reason of his service in that capacity. The MGCL permits a corporation to indemnify its present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made a party by reason of their service in those or other capacities unless it is established that (a) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (1) was committed in bad faith or (2) was the result of active and deliberate dishonesty, (b) the director or officer actually received an improper personal benefit in money, property or services or (c) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. However, a Maryland corporation may not indemnify for an adverse judgment in a suit by or in the right of the corporation. In addition, the MGCL requires ICCMIC, as a condition to advancing expenses, to obtain (a) a written affirmation by the director or officer of his good faith belief that he has met the standard of conduct necessary for indemnification by ICCMIC as authorized by the Bylaws and (b) a written undertaking by him or on his behalf to repay the amount paid or reimbursed by ICCMIC if it shall ultimately be determined that the standard of conduct was not met. ICCMIC has entered into indemnification agreements with all of its officers and directors which provide for the indemnification of such officers and directors to the fullest extent permitted under Maryland law. Insofar as indemnification by ICCMIC for liabilities arising under the Securities Act of 1933, as amended, may be permitted to directors, officers and controlling persons of ICCMIC pursuant to the indemnity agreements referenced herein or otherwise, ICCMIC has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in ICCMIC's definitive proxy statement, which ICCMIC intends to file no later than 120 days after the end of fiscal year 1997, pursuant to Rule 12b-23.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is incorporated by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in ICCMIC's definitive proxy statement, which ICCMIC intends to file no later than 120 days after the end of fiscal year 1997, pursuant to Rule 12b-23.

ITEM 13. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

RELATIONSHIPS WITH THE MANAGER

 GENERAL

  The Manager was incorporated on August 12, 1997. Prior to October 22, 1997, the Manager had no prior experience in managing or operating a REIT. The executive officers of the Manager collectively have significant experience in purchasing, financing, servicing and investing in mortgage loans, real estate and mortgage securities; however, they have not previously managed a REIT. The Manager is a wholly-owned subsidiary of Imperial Credit.

  ICCMIC has selected an outside advisor and in particular an advisor associated with Imperial Credit in order to efficiently and economically coordinate, assist and manage the duties and responsibilities of the Company. The Company believes that the Manager is well suited to advise the Company with respect to contract negotiations and asset acquisitions, perform asset/liability modeling and management, obtain market information and manage servicing systems and management information systems. In addition, the Company believes that the Manager is better equipped than the Company to manage human resources and facilities because the Manager and Imperial Credit have substantial experience in these areas.

  The address of the Company and the Manager is 11601 Wilshire Boulevard, Suite 2080, Los Angeles, California 90025-1756, telephone (310) 231-1280.

 DIRECTORS AND EXECUTIVE OFFICERS

  The executive officers and directors of the Manager are as follows:

   NAME               AGE POSITION
   ----               --- --------
   H. Wayne Snavely    56 Chairman of the Board of Directors
   Kevin E. Villani    49 Vice Chairman of the Board of Directors
   Mark S. Karlan      39 President and Chief Executive Officer, Director
   Joseph R. Parise    39 Managing Director and Senior Vice President
   Norbert M. Seifert  41 Senior Vice President, General Counsel and Secretary
   Daniel J. Occelli   41 Senior Vice President
   Michael Meltzer     51 Chief Financial Officer

  Each of these persons also serves as a director or executive officer of the Company.

  For biographical information, see Item 10, "Directors and Executive Officers of the Registrant."

 MANAGEMENT AGREEMENT

  ICCMIC entered into a Management Agreement with the Manager for an initial term expiring on the second anniversary of the Closing Date. Thereafter, successive extensions, each for a period not to exceed two years, may be made by agreement between ICCMIC and the Manager, subject to the affirmative vote of a majority of the Independent Directors. ICCMIC may terminate, or decline to renew the term of, the Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the Independent Directors; provided that ICCMIC shall pay the Manager a termination fee determined by independent appraisal. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by ICCMIC and the Manager. If ICCMIC and the Manager are unable to agree upon an appraisal firm, then each of ICCMIC and the Manager is to choose an independent appraisal firm to conduct an appraisal. In such event, (i) if the appraisals prepared by the two appraisers so selected are the same or differ by an amount that does not exceed 20% of the higher of the two appraisals, the termination fee is to be deemed to be the average of the appraisals as prepared by each party's chosen appraiser, and (ii) if these two appraisals differ by more than 20% of such higher amount, the two appraisers together are to select a third appraisal firm to conduct an appraisal. If the two appraisers are unable to agree as to the identity of such third appraiser, either of the Manager or ICCMIC may request that the American Arbitration Association ("AAA") select the third appraiser. The termination fee then is to be the amount determined by such third appraiser, but in no event less than the lower of the two initial appraisals or more than the higher of such two initial appraisals.

  In addition, ICCMIC has the right at any time during the term of the Management Agreement to terminate the Management Agreement without the payment of any termination fee upon, among other things, a material breach by the Manager of any provision contained in the Management Agreement that remains uncured at the end of the applicable cure period (including the failure of the Manager to use reasonable efforts to comply with the Guidelines).

  Pursuant to the provisions of the Management Agreement, the Manager at all times is and will be subject to the supervision of the Board and will have only such functions and authority as ICCMIC delegates to it. The Manager advises the Board as to the activities and operations of the Company. The Manager is and will be responsible for the day-to-day operations of the Company pursuant to the authority granted to it by the Board under the Management Agreement, and the Manager does and will perform (or cause to be performed) such services and activities relating to the assets and operations of the Company as may be directed by the Board or as the Manager otherwise considers appropriate, including:

  (i) serving as the Company's consultant with respect to formulation of investment criteria and preparation of policy Guidelines by the Board;

  (ii) advising and representing the Company in connection with the acquisition and commitment to acquire assets, the sale and commitment to sell assets, and the maintenance and administration of its portfolio of assets;

  (iii) advising the Company regarding, and arranging for, (a) the issuance of CMOs collateralized by the Company's Mortgage Loans, (b) reverse repurchase agreements on the Company's CMBS Interests, and (c) other borrowings, as appropriate;

  (iv) furnishing reports and statistical and economic research to the Company regarding the Company's activities and the services performed for the Company by the Manager;

  (v) monitoring and providing to the Board of Directors on an ongoing basis price information and other data obtained from dealers that maintain markets in assets identified by the Board of Directors from time to time, and providing data and advice to the Board of Directors in connection with the identification of such dealers;

  (vi) providing executive and administrative personnel, administering office space and office services required in rendering services to the Company; administering the day-to-day operations of the Company; and performing and supervising the performance of such other administrative functions necessary in the management of the Company, including the collection of revenues and the payment of the Company's debts and obligations and the maintenance of appropriate data processing and computer services to perform such administrative functions;

  (vii) communicating on behalf of the Company with the holders of any equity or debt securities of the Company as required to satisfy the reporting and other requirements of any governmental bodies or agencies or trading markets and to maintain effective relations with such holders;

  (viii) to the extent not otherwise subject to an agreement executed by the Company, designating a servicer for mortgage loans sold to the Company and arranging for the monitoring and administering of such servicers;

  (ix) counseling the Company in connection with policy decisions to be made by the Board of Directors;

  (x) engaging in hedging activities on behalf of the Company which are consistent with the Company's status as a REIT and with the Guidelines;

  (xi) upon request by the Board of Directors and in accordance with the Guidelines, investing or reinvesting any money of the Company;

  (xii) counseling the Company regarding the maintenance of its exemption from the Investment Company Act and monitoring compliance with the requirements for maintaining exemption from that Act;

  (xiii) counseling the Company regarding the maintenance of its status as a REIT and monitoring compliance with the various REIT qualification tests and other rules set out in the Code and the income tax regulations promulgated thereunder (the "Treasury Regulations"); and

  (xiv) counseling the Company as to compliance with all applicable laws, including those that would require the Company to qualify to do business in particular jurisdictions.

  The Manager performs portfolio management services on behalf of the Company pursuant to the Management Agreement with respect to the Company's investments. Such services include, but are not limited to, consulting the Company on purchase, sale and other opportunities, collection of information and submission of reports pertaining to the Company's assets, interest rates, and general economic conditions, periodic review and evaluation of the performance of the Company's portfolio of assets, acting as liaison between the Company and banking, mortgage banking, investment banking and other parties with respect to the purchase, financing and disposition of assets, and other customary functions related to portfolio management. The Manager may enter into subcontracts with other parties, including Imperial Credit and its affiliates, to provide any such services to the Company.

  The Manager performs monitoring services on behalf of the Company pursuant to the Management Agreement with respect to loan servicing activities provided by third parties and with respect to the Company's portfolio of Special Servicing rights. Such monitoring services include, but are not limited to, the following activities: negotiating Special Servicing agreements; acting as a liaison between the servicers of the Mortgage Loans and the Company; review of servicers' delinquency, foreclosures and other reports on Mortgage Loans; supervising claims filed under any mortgage insurance policies; and enforcing the obligation of any servicer to repurchase Mortgage Loans. The Manager may enter into subcontracts with other parties, including its affiliates, to provide any such services for the Manager.

 MANAGEMENT FEES

  The Manager is to receive a base management fee calculated as a percentage of the Average Invested Assets of the Company for each calendar quarter and equal to 1% per annum of the first $1 billion of such Average Invested Assets, 0.75% of the next $250 million of such Average Invested Assets, and 0.50% of Average Invested Assets above $1.25 billion. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period. The Manager will not receive any management fee for the period prior to the sale of the shares of Common Stock offered hereby. The base management fee is intended to compensate the Manager, among other things, for its costs in providing management services to the Company. The Board of Directors may adjust the base management fee in the future if necessary to align the fee more closely with the costs of such services.

  The Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds from Operations of the Company (before the incentive fee) per share of Common Stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per share of Common Stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) the Ten-Year U.S. Treasury Rate plus four percent per annum multiplied by (B) the weighted average number of shares of Common Stock outstanding during such quarter. "Funds From Operations" as defined by NAREIT means net earnings (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net earnings as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. As used in calculating the Manager's compensation, the term "Ten Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.

  The ability of the Company to generate Funds from Operations in excess of the Ten Year U.S. Treasury Rate, and of the Manager to earn the incentive compensation described in the preceding paragraph, is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within the Company's control.

  The Manager is expected to use the proceeds from its base management fee and incentive compensation in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are officers of the Company, will receive no cash compensation directly from the Company.

Costs and Expenses

  The Company does not now employ, and does not expect to employ, full-time salaried personnel. Instead it expects to rely on the facilities, personnel and resources of the Manager to conduct its operations. The Manager will be reimbursed for (or charge the Company directly for) the Manager's costs and expenses in employing third-parties to perform due diligence tasks on assets purchased or considered for purchase by the Company. Expense reimbursement will be made quarterly.

  The management fees are payable in arrears. The Manager's base and incentive fees and reimbursable costs and expenses shall be calculated by the Manager within 45 days after the end of each quarter, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter upon delivery of the aforementioned calculation.

1997 STOCK OPTION PLAN

  The Company adopted and its sole stockholder approved the Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock Option Plan (the "Plan") under which the Compensation Committee of the Board or, if none, the Board (the "Committee") is authorized to grant options to purchase shares of Common Stock ("Options"). The maximum aggregate number of shares of Common Stock that may be issued pursuant to the exercise of Options granted during the term of the Plan is 7,500,000. As of December 31, 1997, the Company had granted Options at a price of $15.00 for 3,045,000 shares of Common Stock including 1,691,250 shares to the Manager and 1,353,750 shares predominantly to executive officers and Directors of the Company. The Company also has available 405,000 shares for Special Reserve Shares, as defined in the Plan. Such Special Reserve Shares effectively enable ICCMIC to issue stock options under the Plan priced at $15.00 per share to employees hired by the Manager after October 16, 1997. One third of all the options will be exercisable on each of the first three anniversaries of their grant and all of the options that have not been exercised within ten years of date of grant will expire.

  ELIGIBILITY AND AWARDS. All employees (including officers), directors and others providing services to the Company, as well as the Manager and employees (including officers) and directors of the Manager (collectively, the "Eligible Recipients"), are eligible to receive Options at the discretion of the Committee. The Committee is authorized to determine which Eligible Recipients shall receive Options, and the terms and conditions on which Options shall be granted, but not less than 30% of the total number of shares of Common Stock subject to Options granted as of any date shall have been granted to employees of the Manager (the "Manager Reserve"), and at least one-third of such Manager Reserve shall have been granted to the President of the Manager. The Committee, or a special committee consisting solely of the President of the Company if he is a member of the Board, may grant Options for Special Reserve Shares to employees of the Manager, including its President, within one year after the Pricing Date, subject to certain limits described in the Plan. The Company intends that Options with respect to Special Reserve Shares be granted to new employees hired by the Manager after the Offering is consummated. Special Reserve Shares that are not granted to such new employees may be granted to existing employees of the Manager. Options granted pursuant to the Plan may be either nonqualified stock options or incentive stock options. Options granted pursuant to the Plan generally are not transferable except that, to the extent permitted by the Committee, a grantee may transfer Options to members of his immediate family (including spouse, parents, children and siblings) and the Manager may transfer its Options to any other Eligible Recipient. Grants of Options under the Plan for Special Reserve Shares or to persons or entities other than executive officers and directors of the Company may result in a charge against the Company's earnings for financial reporting purposes under GAAP. Any such charge to earnings will be recognized in the appropriate period.

  EXERCISE PRICE AND EXERCISABILITY. The exercise price of all Options (other than Options for Special Reserve Shares) is and will be not less than 100% of the fair market value of the Common Stock subject to the Options on the date of grant. All Options for Special Reserve Shares will have an exercise price equal to the price at which the Common Stock first is offered to the public pursuant hereto. All Options will become exercisable not earlier than one year following the date of award or as otherwise determined by the Committee at the time of the award. Options granted on the Pricing Date (and Options for Special Reserve Shares) generally will be exercisable in equal installments on each of the first three anniversaries of the date on which they are granted. The exercise price of an Option may be paid by any one or more of the following: (i) cash or its equivalent, (ii) shares of Common Stock, (iii) cancellation of any indebtedness owed by the Company, (iv) a full-recourse promissory note, if approved by the Committee, (v) a "cashless" exercise pursuant to a sale through a broker of all or a portion of the shares covered by the Option or (vi) by making payment with shares of Common Stock simultaneously acquired on exercise of the Option pursuant to procedures approved by the Committee.

  TERMINATION OF EMPLOYMENT. If an Eligible Recipient's affiliation with the Company is terminated for cause or if such Eligible Recipient terminates his affiliation voluntarily, all of such Eligible Recipient's unexercised Options will terminate immediately upon such termination. Except as otherwise determined by the Committee, if an Eligible Recipient has a termination of affiliation because of death or permanent disability or for any other reason (other than a voluntary termination or a termination for cause), all of such Eligible Recipient's unexercised Options may be exercised by the Eligible Recipient or his beneficiary or legal representative to the extent such Options are or become exercisable in accordance with their terms for up to one year after the later of (i) the date of such Eligible Recipient's termination of affiliation or (ii) the date the Options first become exercisable, but in no event later than the expiration of the Option term.

  AMENDMENT AND TERMINATION. The Board generally may amend the Plan at any time, except that approval by ICCMIC's stockholders will be required for any amendment that increases the aggregate number of shares of Common Stock that may be issued pursuant to the Plan, that materially changes the class of persons eligible to receive such Options, that extends the maximum Option term, that decreases the exercise price of any Option to less than the fair market value of the Common Stock on the date of grant (or, in the case of Options for Special Reserve Shares, to less than the price at which the Common Stock first is offered to the public) or that materially increases benefits accruing to the participants under the Plan. Shares of Common Stock subject to Options that expire, are terminated or otherwise are surrendered to the Company will be available for issuance in connection with future awards under the Plan. No Option term may exceed ten years from the date of grant, and no Option grant may be made under the Plan after the tenth anniversary of the date the Plan was adopted by the Board. To date, the Board has not amended the Plan.

LIMITS OF RESPONSIBILITY

  Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of the Board in following or declining to follow its advice or recommendations. The Manager, its directors and its officers are not liable to the Company, any subsidiary of the Company, the Independent Directors, ICCMIC's stockholders or any subsidiary's stockholders for acts performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their duties under the Management Agreement. The Company has agreed to indemnify the Manager, its directors and its officers with respect to all expenses, losses, damages, liabilities, demands, charges and claims arising from acts of the Manager not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties, performed in good faith in accordance with and pursuant to the Management Agreement.

  The Management Agreement does not limit or restrict the right of the Manager or any of its officers, directors, employees or Affiliates to engage in any business or to render services of any kind to any other person, including the purchase of, or rendering advice to others purchasing, assets that meet the Company's policies and criteria, except that the Manager may not manage or advise another REIT or other entity that invests or intends to invest primarily in commercial and multifamily Mortgage Loans or subordinated CMBS Interests.

CERTAIN RELATIONSHIPS; CONFLICTS OF INTEREST

  Imperial Credit and its affiliates, including SPB, expect to continue to originate Mortgage Loans and CMBS Interests. SPB has entered into an agreement granting the Company, as long as the Management Agreement is in effect, a right of first offer to purchase, in addition to the Initial Investments, not less than $150 million annually of multifamily and commercial Mortgage Loans typical of those originated by SPB. Although not contractually committed to do so, the Company intends to continue to purchase Mortgage Loans offered to it pursuant to the foregoing right of first offer, subject to compliance with the Guidelines and underwriting criteria as established and modified from time to time by the Company's Independent Directors.

  The Company expects to maintain a relationship with Imperial Credit and SPB in which the Company will be a ready, willing and able purchaser of not only Mortgage Loans, but other assets that may be sold from time to time by Imperial Credit and SPB. Although no binding commitment will exist on the part of Imperial Credit, SPB or the Company regarding the sale and purchase of such assets, the Company expects to be able to purchase such assets from Imperial Credit and SPB at prices and on terms meeting the Company's investment criteria. The Company expects that Imperial Credit and SPB will offer to sell assets to the Company on terms and at prices that, in the aggregate, will be fair to both parties, subject to compliance with the Guidelines. In deciding whether to acquire any such asset, the Manager may consider, among other factors, whether acquisition of the asset will enhance the Company's ability to achieve or exceed the Company's risk adjusted target rate of return established for that period by the Company's Board, whether the asset otherwise is well-suited for the Company and whether the Company is financially able to take advantage of the investment opportunity. If an asset that otherwise meets all of the Company's criteria for asset acquisition is being offered to the Company at a price that is greater, or on terms that are less favorable, than would be required by third parties for similar assets in bona fide arms' length transactions, the Manager would be expected to recommend that the Company decline to acquire that asset at the quoted price and terms, notwithstanding the relationship among the Company, Imperial Credit and SPB.

  The Company, on the one hand, and Imperial Credit and its affiliates, on the other, will enter into a number of relationships other than those governed by the Management Agreement, some of which may give rise to conflicts of interest. Moreover, three of the members of the Board and all of the Company's officers also are employed by the Manager or its affiliates. The relationships between the Company, on the one hand, and Imperial Credit and its affiliates, on the other, will be governed by the Guidelines that have been approved by a majority of the Independent Directors. The Guidelines establish general parameters for the Company's investments, borrowings and operations, including quantitative and qualitative limitations on the Company's assets that may be acquired. The Guidelines are to assist and instruct the Manager generally, and to establish restrictions applicable to transactions with Imperial Credit and its affiliates. The Independent Directors unanimously approved the acquisition of the Initial Investments by the Company from Imperial Credit and SPB. Subsequent to the acquisition of the Initial Investments, the Manager may enter into transactions on behalf of the Company with Imperial Credit and its affiliates based upon the Guidelines approved by the Independent Directors. Such transactions will be reviewed on a quarterly basis to insure compliance with the Guidelines.

  Although the Independent Directors review the Guidelines periodically and monitor compliance with those Guidelines, investors should be aware that, in conducting this review, the Independent Directors rely and likely will continue to rely primarily on information provided to them by the Manager. The Manager may obtain the prices paid for similar Mortgage Loans and CMBS Interests by unrelated third parties in arms' length purchases and sales (if available) or brokers' opinions as to the market price for Mortgage Loans and CMBS Interests (if the prices paid by bona fide third parties are not available and such price opinions are available), and appraisals for Distressed Real Properties purchased from Imperial Credit or its affiliates, but the Independent Directors are likely to rely substantially on information and analysis provided by the Manager to evaluate the Company's Guidelines, compliance therewith and other matters relating to the Company's investments. Moreover, broker price opinions and appraisals are not always reliable indicators of the value of assets. In particular, broker price opinions may be obtained from the underwriter or placement agent of the MBS, who may have an incentive to overstate the value of the CMBS. Moreover, the market for unregistered CMBS is illiquid, and therefore accurate prices are difficult to estimate.

  If the Independent Directors determine in their periodic review of transactions that a particular transaction does not comply with the Guidelines, then the Independent Directors will consider what corrective action, if any, can be taken. If the transaction is one with Imperial Credit or an affiliate, and if the Independent Directors so direct, the Manager shall use its best reasonable efforts to cause Imperial Credit or the relevant affiliate to repurchase the asset at the purchase price to the Company. Moreover, if transactions are consummated that materially deviate from the Guidelines, then the Independent Directors will have the option, under the terms of the Management Agreement, to terminate the Manager.

  The Management Agreement prohibits the Manager from managing or advising any REIT or other entity that invests or intends to invest primarily in commercial and multifamily Mortgage Loans or subordinated CMBS Interests, but it does not limit or restrict the right of the Manager to engage in any business or rendering services to REITs that compete in certain respects with the Company.

  The Company has acquired assets from Imperial Credit and its affiliates, and may continue to do so in the future. Any such acquisitions will be in accordance with the Guidelines. The terms of a particular transaction, however, will not be approved in advance by the Company's Independent Directors in all cases. The Independent Directors review any such transactions quarterly to insure compliance with the Guidelines, but in doing so they, by necessity, rely and likely will continue to rely primarily on information and analysis provided to them by the Manager.

  Imperial Credit purchased 2,970,000 shares of Common Stock on the Closing Date at a price equal to the initial public offering price, net of any underwriting discounts or commissions. On December 11, 1997, Imperial Credit purchased an additional 100,000 shares of Common Stock in an open market transaction. These purchases resulted in Imperial Credit's ownership of 8.9% of the total shares of Common Stock of the Company. The Manager also has received stock options pursuant to the Company's Stock Option Plan. Imperial Credit has advised the Company that Imperial Credit will retain its shares of Common Stock of the Company for at least two years after the Company's initial public offering of shares of Common Stock, but may dispose of its shares any time thereafter. Notwithstanding the foregoing, if the Company terminates the Management Agreement, Imperial Credit may dispose of its shares at that time.

  The market in which the Company expects to acquire assets is characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company, the Manager, and affiliates of the Manager in addition to those described herein.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) Financial Statements included in the Form 10-K are:

    Consolidated Balance Sheet at December 31, 1997;
    Consolidated Statement of Earnings for the period from July 31, 1997
     (Inception) through December 31, 1997;
    Consolidated Statement of Changes in Stockholders' Equity for the
     period from July 31, 1997 (Inception) through December 31, 1997; Consolidated Statement of Cash Flows for the period from July 31, 1997
     (Inception) through December 31, 1997; and
    Notes to Consolidated Financial Statements.

  All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the financial statements and related notes or otherwise in the Form 10-K.

  (B) EXHIBITS

   1.1+  Underwriting Agreement
   3.1*  Charter of the Company
   3.2+  Bylaws of the Company
  10.1+  Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock Option
         Plan
  10.2+  Management Agreement dated October 22, 1997 between the Company and
         Imperial Credit Commercial Asset Management Corp.
  10.3+  Agreement for Purchase and Sale of Real Estate Loans between Southern
         Pacific Bank and the Company dated as of October 1, 1997
  10.4+  Agreement for Purchase of Mortgage-Backed Securities between Southern
         Pacific Bank and the Company dated as of October 22, 1997
  10.5+  Agreement for Purchase of Mortgage-Backed Securities between Imperial
         Credit Industries, Inc. and the Company dated as of October 22, 1997
   27    Financial Data Schedule

--------
*Incorporated by reference to the Company's Form S-11 Registration No 333-
   32683
+Incorporated by reference to the Company's Form 10-Q as of September 30, 1997

  (C) REPORTS ON FORM 8K

  No reports on Form 8-K were filed during the fiscal quarter ended December 31, 1997.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Imperial Credit Commercial Mortgage
                                      Investment Corp.

Date: March 20, 1998                 By /s/        Mark S. Karlan
                                       -----------------------------------
                                                  Mark S. Karlan,
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
       /s/ H. Wayne Snavely          Chairman of the Board and       March 20, 1998
____________________________________ Director
          H. Wayne Snavely

       /s/ Kevin E. Villani          Vice Chairman of the Board      March 20, 1998
____________________________________ and Director
          Kevin E. Villani

        /s/ Mark S. Karlan           President, Chief Executive      March 20, 1998
____________________________________ Officer and Director
           Mark S. Karlan

       /s/ Michael Meltzer           Chief Financial Officer         March 20, 1998
____________________________________ (Principal Financial and
          Michael Meltzer            Accounting Officer)

    /s/ Patric H. Hendershott        Director                        March 20, 1998
____________________________________
       Patric H. Hendershott

    /s/ Joseph A. Jaconi, Jr.        Director                        March 20, 1998
____________________________________
       Joseph A. Jaconi, Jr.

       /s/ Louis H. Masotti          Director                        March 20, 1998
____________________________________
          Louis H. Masotti

      /s/ Kenneth A. Munkacy         Director                        March 20, 1998
____________________________________
         Kenneth A. Munkacy