Form 10-Q
period 1998-03-31
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1998-05-15
CIK 1042824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended MARCH 31, 1998

                                      OR
[  ]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from _______________ to _______________

                        Commission file number 000-23089

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
            (Exact name of registrant as specified in its charter)

                                   MARYLAND
        (State or other jurisdiction of incorporation or organization)

                                  95-4648345
                     (I.R.S. Employer Identification No.)

                       11601 WILSHIRE BLVD., SUITE 2080
                             LOS ANGELES, CA 90025
              (Address of principal executive offices) (Zip Code)

                                (310) 231-1280
             (Registrant's telephone number, including area code)

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

Common stock, $0.0001 par value - 34,500,000 shares as of April 30, 1998

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                             Page
                                                                                                         --------
Item 1.  Interim Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 1998 (Unaudited) and December 31, 1997                              3

Consolidated Statement of Earnings for the three months ended March 31, 1998 (Unaudited)                        4

Consolidated Statement of Cash Flows for the three months ended March 31, 1998 (Unaudited)                      5

Consolidated Statement of Changes in Stockholders' Equity for the three months ended March 31, 1998             6
(Unaudited)

Notes to Consolidated Financial Statements                                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                             14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     15

Item 2.  Changes in Securities and Use of Proceeds                                                             15

Item 3.  Defaults Upon Senior Securities                                                                       15

Item 4.  Submission of Matters to a Vote of Security Holders                                                   15

Item 5.  Other Information                                                                                     15

Item 6.  Exhibits and Reports on Form 8-K                                                                      16

Signatures                                                                                                     16

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                          CONSOLIDATED BALANCE SHEETS
               MARCH 31, 1998 (UNAUDITED) AND DECEMBER 31, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    1998          1997
                                                                                    ----          ----
Assets
Cash and interest bearing deposits                                                  $ 24,339        11,902
Repurchase agreements                                                                      0       148,711
Securities available-for-sale, at market value                                        64,925        59,321
Mortgage loans, net                                                                  414,967       272,009
Accrued interest receivable                                                            4,305         2,085
Other assets                                                                           1,116         1,109
                                                                                    ----------------------
    Total Assets                                                                    $509,652       495,137
                                                                                    ======================

LIABILITIES
Dividends and distributions payable                                                 $  8,280         4,485
Accrued expenses, payables and other liabilities                                      21,797        10,950
                                                                                    ----------------------
     Total Liabilities                                                                30,077        15,435
                                                                                    ======================

STOCKHOLDER'S EQUITY:
Common stock, par value $0.0001 per share.
Authorized 500,000,000 shares, 34,500,000 shares issued and outstanding                    3             3
Additional paid-in capital                                                           481,856       481,856
Accumulated other comprehensive income                                                   474           169
Distributions in excess of earnings                                                   (2,758)       (2,326)
                                                                                    ----------------------
       Total Stockholder's Equity                                                    479,575       479,702
                                                                                    ----------------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $509,652       495,137
                                                                                    ======================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                 CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


INTEREST INCOME
Mortgage loans                                                      $     5,973
Repurchase agreements and interest bearing deposits                       2,119
Securities available-for-sale                                             1,454
                                                                    -----------
    Total Interest Income                                                 9,546
                                                                    -----------

OPERATING EXPENSES
Management fees                                                           1,200
Due diligence expenses                                                      150
Other                                                                       348
                                                                    -----------
    Total Expenses                                                        1,698
                                                                    -----------

NET EARNINGS                                                              7,848
Dividends and distributions                                               8,280
                                                                    -----------
Distributions in excess of earnings                                 $      (432)
                                                                    ===========

EARNINGS PER SHARE
Basic                                                               $      0.23
Diluted                                                                    0.23

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                34,500,000
Diluted                                                              34,570,167

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                             (DOLLARS IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                   $   7,848
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                         18
Amortization of premium on mortgage loans                                                            282
Amortization of discount on investment securities available-for-sale                              (1,454)
Net change in:
Accrued interest receivable                                                                       (2,220)
Other assets                                                                                         (25)
Other liabilities                                                                                 10,847
                                                                                              ----------
    Total Cash Provided by Operating Activities                                                   15,296
                                                                                              ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities available-for-sale                                             (6,096)
Payments received on investment securities available-for-sale                                      2,251
Purchases of mortgage loans                                                                     (149,757)
Principal reductions on mortgage loans                                                             6,517
                                                                                              ----------
    Total Cash Used for Investing Activities                                                    (147,085)
                                                                                              ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                    (4,485)
                                                                                              ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (136,274)

Cash and cash equivalents at beginning of period                                                 160,613
                                                                                              ----------

Cash and cash equivalents at end of period                                                    $   24,339
                                                                                              ==========

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                Accumulated
                                               Additional          Other           Distributions                          Total
                               Common            Paid-In       Comprehensive       in Excess of     Comprehensive     Stockholders'
                               Stock             Capital          Income              Earnings          Income            Equity
                               ------          ----------      -------------       -------------    -------------     -------------
Balance at beginning of
period                         $    3          $  481,856      $         169       $     (2,326)                      $     479,702

Change in unrealized gain
on securities
available-for-sale                                                       305                                  305               305

Net earnings                                                                              7,848             7,848             7,848
Dividends declared ($0.24
per share)                                                                               (8,280)                             (8,280)

                               ----------------------------------------------------------------------------------------------------
Balance at end of period       $    3          $  481,856      $         474       $     (2,758)    $       8,153     $     479,575
                               ====================================================================================================

See accompanying notes to consolidated financial statements.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION

Imperial Credit Commercial Mortgage Investment Corp. (the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on such date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $2. On October 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $513,857 and net proceeds to the Company of $479,309 after discounts and expenses. The Company acquires mortgage loans, real property and interests in commercial mortgage-backed securities ("CMBS"). Most of the Company's mortgage loans and all of the Company's interests in CMBS were acquired from Imperial Credit Industries, Inc. ("Imperial Credit") and affiliates. The Company intends to operate so as to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

The Company has entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corporation (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Board of Directors of the Company. Imperial Credit currently owns 3,070,000 shares (8.9%) of the Company's outstanding common stock and the Manager has options to purchase an additional 1,691,250 shares at $15 per share, exercisable over a three year period. The Manager is entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly. In addition, the Manager is entitled to a quarterly incentive fee generally based on 25% of Funds from Operations, as adjusted, in excess of certain defined levels of return, as fully set forth in the Management Agreement. Only base management fees have been earned to date.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company and its subsidiary are prepared in accordance with generally accepted accounting principles. All material intercompany transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

In management's opinion, the accompanying unaudited consolidated financial statements of the Company and its subsidiary contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiary at March 31, 1998 and their results of operations and cash flows for the three months then ended. These unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accordingly are not as comprehensive as annual financial statements prepared in accordance with generally accepted accounting principles. Various information and note disclosure normally included in such annual financial statements have been condensed or omitted. While management believes that the disclosures presented herein are adequate to make the information not misleading, users are advised to read the accompanying unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the SEC on March 31, 1998. Operating results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1998.

Investment Securities

The Company classifies investment securities as held-to-maturity, available-for-sale, and/or trading securities at the time of purchase based upon management's intent and the Company's ability to hold the securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, reported as a component of comprehensive income, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained or premiums paid on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

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

Income Taxes

The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Code. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiary in the accompanying consolidated financial statements.

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

Reporting Comprehensive Income

The Company has adopted Financial Accounting Standards Board Statement 130 ("FAS 130"), "Comprehensive Income: Financial Statement Presentation," in the accompanying unaudited consolidated financial statements. Pursuant to FAS 130, standards have been established for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to adopt FAS 130 by including separate columns for comprehensive income and accumulated other comprehensive income in the consolidated statement of changes in stockholders' equity. Unrealized gain
(loss) on securities available-for-sale has been included in comprehensive income. Comprehensive income for the three months ended March 31, 1998 aggregated $8,153 and was comprised of net income of $7,848 and the increase in unrealized gain on securities available-for-sale of $305.

3.   INVESTMENT SECURITIES AVAILABLE-FOR-SALE

At March 31, 1998, the Company's investment securities available-for-sale consisted of shares of a private equity REIT, subordinated securities collateralized by commercial mortgages and interest only securities and certain subordinated asset-backed notes issued by Franchise Mortgage Acceptance Corp. ("FMAC"), an affiliate of Imperial Credit. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

The amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

                Balance at March 31, 1998
                -------------------------                                       Gross        Gross      Estimated
                                                                  Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                              ---------   ----------   ----------   ---------
CMBS interests:
Non-investment grade rated subordinated interests                 $  34,469   $    1,551   $            $  36,020
Investment grade rated senior interest only interests                 6,170                       520       5,650
Non-investment grade rated subordinated interest only interests       6,379                       456       5,923
Non-rated subordinated interest only interests                        1,975                       243       1,732
Other non-rated subordinated interests                                4,362          142                    4,504
                                                                  -----------------------------------------------
                Total CMBS interests                                 53,355        1,693        1,219      53,829
Non-investment grade rated subordinated notes                         6,096                                 6,096
Private equity REIT                                                   5,000                                 5,000
                                                                  -----------------------------------------------
Total                                                             $  64,451   $    1,693   $    1,219   $  64,925
                                                                  ===============================================


                Balance at December 31, 1997
                ----------------------------                                    Gross        Gross     Estimated
                                                                  Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                              ---------   ----------   ----------   ---------
CMBS interests:
Non-investment grade rated subordinated interests                 $  34,405   $    1,411   $       14   $  35,802
Investment grade rated senior interest only interests                 6,642                       486       6,156
Non-investment grade rated subordinated interest only interests       6,645                       532       6,113
Non-rated subordinated interest only interests                        1,987                       236       1,751
Other non-rated subordinated interests                                4,473           26                    4,499
                                                                  -----------------------------------------------
                Total CMBS interests                                 54,152        1,437        1,268      54,321
Private equity REIT                                                   5,000                                 5,000
                                                                  -----------------------------------------------
Total                                                             $  59,152   $    1,437   $    1,268   $  59,321
                                                                  ===============================================

The Company's CMBS interests are secured by adjustable and fixed rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. All of the Company's CMBS interests were acquired from Imperial Credit and its wholly-owned subsidiary, Southern Pacific Bank ("SPB"), the originator or purchaser of the underlying mortgage loans.

The unamortized discount on investment securities available-for-sale was $29,407 and $28,211 at March 31, 1998 and December 31, 1997, respectively. There were no sales of investment securities available-for-sale during the period ended March 31, 1998.

4.   MORTGAGE LOANS

Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real estate properties.

As of March 31, 1998 and December 31, 1997, the Company's mortgage loan portfolio consisted of the following:

                                             As of March 31, 1998                As of December 31, 1997
                                             --------------------                -----------------------
                                            Number          Amount               Number           Amount
                                            ------          ------               ------           ------
Multifamily loans                              876         $232,108                 681          $171,312
Commercial loans                               297          152,331                 191            90,050
Construction loan participation                  1           18,000                   0                 0
                                            -------------------------------------------------------------
  Total principal                            1,174          402,439                 872           261,362
                                            ======                               ======
Unamortized premium                                          14,990                                12,374
Unearned loan fees                                             (735)                                    0
Allowance for loan losses                                    (1,727)                               (1,727)
                                                           --------                              --------
Net carrying amount                                        $414,967                              $272,009
                                                           ========                              ========

Principal balance of SPB loans                 820         $289,680                 568          $196,801
Principal balance of FMAC loans                 25           21,234                   2             6,182
                                            -------------------------------------------------------------
  Total principal balance of loans
  acquired from affiliates of Manager          845         $310,914                 570          $202,983
                                            =============================================================

5.   SUBSEQUENT EVENTS

Subsequent to March 31, 1998, the Company made certain draw downs pursuant to two loan agreements that were recently put in place. The Company entered into a Master Loan and Security Agreement dated as of March 30, 1998 with Morgan Guaranty Trust Company of New York (a subsidiary of J.P. Morgan & Co. Incorporated) for a $500,000 warehouse line of credit. The Company borrowed $52,000 in May 1998 against this facility. In addition, the Company entered into a Master Assignment Agreement dated as of March 31, 1998 with Merrill Lynch Mortgage Capital Inc. for a $25,000 reverse repurchase loan facility. The Company borrowed $14,400 in April 1998 against this facility. Borrowings under both of these loan arrangements have been used to fund the Company's additional investments.

The Company's CMBS securities have been assigned (and it is anticipated that most of the Company's mortgage loans will be assigned) as collateral security under the warehouse line of credit. The Company's $18,000 first mortgage loan participation for the redevelopment of a major hotel and casino in Las Vegas has been assigned as collateral security under the reverse repurchase loan facility.

On April 30, 1998, the Company completed a forward swap transaction whereby $77,467 of anticipated borrowings based on the LIBOR index were effectively tied to a fixed interest rate. Under the swap, the Company will receive monthly payments of interest based on one-month LIBOR and will remit monthly payments based on a fixed interest rate of approximately 5.99%. The interest payments are computed on the notional balance of $77,467 which declines pursuant to a specified amortizing balance schedule over a ten year period. The swap is effective as of May 15, 1998 and the first payments are due on June 15, 1998.

In May 1998, the Company acquired approximately $49,000 of loans from FMAC, an affiliate of the Manager, and approximately $21,846 of used car dealerships and related facilities pursuant to a purchase leaseback transaction with Ugly Duckling Corporation, an unrelated third party.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dollar amounts herein are expressed in thousands, other than per share amounts.

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

On October 22, 1997, the Company completed its initial public offering of 34,500,000 shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. As of March 31, 1998, the Company's assets included $414,967 of mortgage loans and $64,925 of securities available-for-sale. The Company is currently performing due diligence review and analysis on a variety of investment opportunities and has begun the process of leveraging its investments.

During the three months ended March 31, 1998, total interest income of $9,546 was generated resulting in net income of $7,848, $0.23 per share of common stock (basic and diluted).

FUNDS FROM OPERATIONS ("FFO")

Most industry analysts, including the Company, consider FFO an appropriate supplementary measure of operating performance of a REIT. In general, FFO adjusts net earnings for non-cash charges such as real property depreciation, certain amortization expenses and most non-recurring gains and losses. However, FFO does not represent cash provided by operating activities in accordance with GAAP and should not be considered an alternative to net earnings as an indication of the results of the Company's performance or to cash flow as a measure of liquidity.

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

For the three months ended March 31, 1998, the Company's FFO was identical to its net income.

RESULTS OF OPERATIONS

Dividends Declared and Distributions In Excess Of Earnings. The Company declared a dividend of $8,280, $0.24 per share of common stock, to stockholders of record on March 31, 1998 which was paid on April 14, 1998. This dividend covered the Company's remaining portion of undistributed taxable income for 1997 and the three-month period of operations ended March 31, 1998 and was accrued at March 31, 1998. As a result of this dividend the Company incurred distributions in excess of earnings of $432 for the three months ended March 31, 1998.

INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.

                                                            Interest     Average        Annualized
                                                             Income      Balance          Yield
                                                            --------     --------       ----------
For the three months ended March 31, 1998:
Mortgage loans                                                $5,973     $273,382          8.74%
Repurchase agreements and interest bearing deposits            2,119      152,551          5.56%
Securities available-for-sale                                  1,454       54,693         10.63%
                                                              ------     --------
Total                                                         $9,546     $487,608          7.83%
                                                              ======     ========

OPERATING EXPENSES. Management fees of $1,200 are comprised solely of the 1% (per annum) base management fee payable to the Manager for the period (as provided pursuant to the management agreement between the Manager and the Company). The Manager earned no incentive management fee for such period. In addition to the management fee, the Company incurred due diligence and asset acquisition expenses of $150 during the period. Other expenses are comprised of insurance premiums, directors' fees, occupancy costs, investor relations expenses, professional fees and other miscellaneous expenses.

CHANGES IN FINANCIAL POSITION

GENERAL. During the quarter, total assets increased by $14,515. This increase was comprised of $145,178 of mortgage loans and accrued interest, $5,604 of securities available-for-sale, $12,437 of cash and interest bearing deposits and $7 of other assets offset by a decrease in repurchase agreements of $148,711. Total liabilities increased to $30,077 during the quarter, as a result of an increase in declared but unpaid dividends of $3,795, an increase in amounts payable for mortgage loans purchased of $11,350, and unpaid management fees of $1,200 offset by reductions in various payables of $1,703.

CASH AND INTEREST BEARING DEPOSITS. At March 31, 1998, the Company's total cash and interest bearing deposits of $24,339 were comprised entirely of interest bearing deposits, an increase of $12,437 from December 31, 1997.

REPURCHASE AGREEMENTS. The Company's repurchase agreements of $148,711 at the end of last year were liquidated during the quarter for investment acquisitions.

The Company earned interest income of $2,119 during the quarter from its investments in interest bearing deposits and repurchase agreements. Of such income, the Company earned $2,077 from investments in repurchase agreements. Given the Company's intention to invest cash and cash equivalents of the Company in other types of assets, operating results for the period presented are unlikely to be indicative of the results that may be expected for future periods.

SECURITIES AVAILABLE-FOR-SALE. At March 31, 1998, the Company included $474 of net unrealized gains related to securities available-for-sale in accumulated other comprehensive income. The Company's securities available-for-sale, carried at estimated fair value, included the following at March 31, 1998 and December 31, 1997:

                                                                        3/31/98        12/31/97
                                                                        -----------------------
CMBS interests:
Non-investment grade rated subordinated interests                       $36,020         $35,802
Investment grade rated senior interest only interests                     5,650           6,156
Non-investment grade rated subordinated interest only interests           5,923           6,113
Non-rated subordinated interest only interests                            1,732           1,751
Other non-rated subordinated interests                                    4,504           4,499
                                                                        -----------------------
                Total CMBS interests                                     53,829          54,321
Non-investment grade rated subordinated notes                             6,096               0
Private equity REIT                                                       5,000           5,000
                                                                        -----------------------
Total                                                                   $64,925         $59,321
                                                                        =======================

The increase in securities available-for-sale of $5,604 during the quarter is due to purchases of $6,096, discount amortization of $1,454 and unrealized gains (included in comprehensive income) of $305, offset by $2,251 of interest payments. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates and the subordinated notes were obtained through an FMAC asset-backed securitization.

MORTGAGE LOANS. As of March 31, 1998, the Company's mortgage loan portfolio consisted of 297 commercial mortgage loans ($152,331 principal balance), 876 multifamily mortgage loans ($232,108 principal balance) and a construction loan participation ($18,000 principal balance) with a total carrying cost of $414,967 after unamortized premium of $14,990 and net of an allowance for loan losses of $1,727, which management considers adequate to provide for potential losses, and unearned loan fees of $735. At December 31, 1997, the Company had 191 commercial mortgage loans ($90,050 principal balance) and 681 multifamily mortgage loans ($171,312 principal balance) with a total carrying cost of

$272,009 after unamortized premium of $12,374 and net of an allowance for loan losses of $1,727. At March 31, 1998, four loans in the aggregate amount of $1,431 were more than three months delinquent as compared to one loan in the amount of $116 at December 31, 1997. No additions to the allowance for loan losses were made during the quarter.

The Company's mortgage loans were primarily acquired from entities affiliated with the Manager, a wholly-owned subsidiary of Imperial Credit. The principal balance of mortgage loans at March 31, 1998 included $310,914 acquired from SPB and FMAC and $91,525 acquired from or originated through unrelated third parties. At December 31, 1997, $202,983 principal balance of mortgage loans had been acquired from SPB and FMAC and $58,379 principal balance had been acquired from unrelated third parties.

The increase in mortgage loans during the quarter is attributable to additional investments of $149,757 offset by principal repayments of $6,517 and amortization of premium of $282. The investments made during the quarter include 284 mortgage loans acquired from SPB and FMAC for $117,098 and 26 mortgage loans and a construction loan participation acquired from unrelated third parties for $33,394 less unearned loan fees of $735.

ACCRUED EXPENSES, PAYABLES AND OTHER LIABILITIES. As of March 31, 1998, accrued expenses, payables and other liabilities of $21,797 were comprised of amounts payable for mortgage loans purchased of $17,735, hold backs related to documentation deficiencies for certain mortgage loan purchases of $361, unpaid management fees of $2,140, amounts due for financed insurance of $725 and other unpaid amounts of $836. The increase during the quarter in accrued expenses, payables and other liabilities is due to increased unpaid dividends of $3,795, amounts payable for mortgage loans purchased of $11,350 and unpaid management fees of $1,200 offset by various reductions of $1,703.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $127 during the quarter to $479,575. The decrease was attributable to distributions in excess of earnings of $432 offset by the increase in unrealized gains on securities available-for-sale of $305 (included in accumulated other comprehensive income).

CAPITAL RESOURCES AND LIQUIDITY

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund acquisitions and investments, repay borrowings and for other general business purposes. The primary sources of funds for liquidity consist of secured borrowings and principal payments and repayments at maturity on loans and securities.

The Company's operating activities provided cash of $15,296 during the quarter. During this quarter, cash resources from operating activities were provided primarily by the increase in other liabilities and net earnings.

The Company's investment activities used cash totaling $147,085 during the quarter. During this quarter, cash flows from investment activities were used primarily to purchase mortgage loans and securities available-for-sale.

The Company's financing activities used $4,485 in cash during the quarter for dividend distributions accrued and unpaid as of December 31, 1997.

The Company's $500,000 warehouse line of credit with Morgan Guaranty Trust Company of New York provides a source of funds to the Company provided that adequate collateral is posted with the custodian and accepted by the custodian and the lender. Based on collateral posted to date and the draw downs made after March 31, 1998, as indicated in note 5 to the unaudited consolidated financial statements, the Company currently has approximately $19,612 of available credit under the line. As the Company posts additional mortgage loans as collateral under the line, the amount of available credit should increase. The Company does not currently have sufficient assets to post as collateral in order to access the full $500 million. In addition, the warehouse line expires in approximately one year, subject to renewal at the discretion of the lender. There can be no assurance that the Company will post sufficient acceptable collateral, that the line will be extended or that adequate funds will be available to the Company under this line for sufficient time periods to meet the Company's liquidity needs.

The Company's $25,000 reverse repurchase loan facility with Merrill Lynch Mortgage Capital Inc. has been collateralized and drawn upon as discussed in note 5 to the unaudited consolidated financial statements. The Company currently has no additional borrowing availability under this credit facility. This facility cannot be further drawn upon unless the Company assigns additional acceptable collateral to the lender, which cannot be assured.

As explained in note 5 to the unaudited consolidated financial statements, the Company has entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten year period. There can be no assurance that this swap will adequately protect the Company's exposure to interest rate risk.

The Company currently is engaged in due diligence review and analysis with respect to a variety of investment opportunities and has begun to leverage its investments. As a result, the Company's liquidity and capital resources could be materially adversely affected. Furthermore, as noted above, there can be no assurance that the Company will have adequate funds available to take advantage of all investment opportunities that become available. At March 31, 1998, the Company has an outstanding commitment to fund additional mortgage loans to an existing borrower for $7,500.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Since the Company's systems are new and are based on networked personal computers, management does not believe that year 2000 compliance will present any significant problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of year 2000 issues on companies which are now servicing the Company's mortgage loan portfolio and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company will also consider year 2000 issues in connection with evaluating companies which may be engaged in the future to provide servicing, trust, administration or other services in connection with the Company's investments. The Company could be adversely impacted by the failure of any of its service providers to adequately solve applicable year 2000 issues.

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

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, AND THE OTHER RISKS DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, FILED WITH THE SEC, THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FILED WITH THE SEC ON NOVEMBER 26, 1997, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC ON MARCH 31, 1998 AND OTHER FILINGS MADE BY THE COMPANY WITH THE SEC. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 1998, the Company had not yet begun the process of leveraging its assets and had no outstanding borrowings or derivative instruments. The Company is, however, subject to exposure for fluctuations in interest rates. Adverse changes in interest rates could negatively impact the value of the Company's portfolio of mortgage loans and investment in CMBS securities as well as the levels of interest income to be derived from these assets.

On April 30, 1998, the Company completed a forward interest rate swap transaction whereby the Company will receive monthly payments of interest based on one-month LIBOR and will remit monthly payments based on a fixed interest rate of approximately 5.99%. The interest payments are computed on the notional balance of $77,467 which declines over a ten year period. There can be no assurance that the swap will adequately protect the Company's exposure to interest rate risk.

The Company's CMBS interests are secured by adjustable and fixed interest rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's CMBS interests. While the Company has invested in various classes of CMBS interests, including interest only interests, in order to diversify its exposure to such uncertainties, there can be no assurance that such strategy will be successful.

The Company's mortgage loan portfolio includes fixed and variable interest rate commercial and multifamily mortgage loans. Fluctuations in interest rates may affect prepayment rates and default rates, notwithstanding any existing prepayment penalty or yield maintenance provisions, and such rate changes would in turn impact the value and yield to maturity of the Company's portfolio of mortgage loans. While the Company has attempted to mitigate such exposures by diversifying its loan portfolio, there can be no assurance that this strategy will enable the Company to avoid adverse consequences in the future.

                           PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Dollar amounts herein are expressed in thousands, other than per share amounts.

On October 15, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-11 (File No. 333-32683)(the "Registration Statement") relating to the initial public offering of 30,000,000 shares of its Common Stock at an initial public offering price of $15.00 per share. On October 16, 1997, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-11 (File No. 333-38015), filed pursuant to Rule 462(b) under the Securities Act of 1933, as amended, relating to the initial public offering of an additional 4,500,000 shares of its Common Stock at an initial public offering price to the public of $15.00 per share.

On October 22, 1997, the Company completed its initial public offering of 34,500,000 shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. The expenses of the initial public offering aggregated $34,548 and were comprised of underwriting discounts and commissions of $32,581, expenses paid to the underwriter of $125 and other expenses of $1,842. Concurrently with the closing of the Company's initial public offering, the Company acquired 270 mortgage loans for a purchase price of $109,130 and certain CMBS interests for $55,000 from Imperial Credit and SPB, affiliates of the Manager.

In December 1997, the Company acquired 299 mortgage loans for $97,641 from SPB and two mortgage loans for $6,385 from FMAC, affiliates of the Manager. Also in December 1997, the Company acquired from unrelated third parties an interest in a private REIT for $5,000 and two pools totaling 302 mortgage loans for $59,894.

In March 1998, the Company acquired 260 mortgage loans for $99,363 from SPB, 24 mortgage loans for $17,735 from FMAC and asset-backed notes for $6,096 issued by FMAC as part of a securitization. Also in March 1998, the Company acquired from unrelated third parties participations in two tranches of a construction loan facility for the redevelopment of a major hotel and casino in Las Vegas for $18,000, four mortgage loans for $12,500 in connection with certain acquisitions by On Stage Entertainment, Inc. and 22 mortgage loans for $2,894.

As a result of these acquisitions, the Company has fully invested the proceeds of its initial public offering and has begun the process of leveraging its investments. The investments noted above aggregate $489,641, including $391,350 acquired from Imperial Credit, SPB and FMAC, all affiliates of the Manager.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS
Exhibit 10.1 - Master Loan and Security Agreement between Morgan Guaranty Trust Company of New York and the Company dated as of March 30, 1998
Exhibit 27 - Financial Data Schedule

(b)  REPORTS ON FORM 8-K

A Form 8-K dated January 8, 1998 was filed with the Commission with the Company's press release covering investments made during the fourth quarter of 1997.

A Form 8-K dated February 10, 1998 was filed with the Commission with the Company's press release covering earnings for the period ended December 31, 1997.

A Form 8-K dated March 24, 1998 was filed with the Commission with the Company's press release covering the dividend declared during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

Date: May 14, 1998

/s/ Mark S. Karlan
------------------
Mark S. Karlan, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Meltzer
-------------------
Michael Meltzer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)