Form 10-Q
period 1998-06-30
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1998-08-14
CIK 1042824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $0.0001 par value - 34,500,000 shares as of July 31, 1998

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
Item 1.  Interim Financial Statements

Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                                           3

Consolidated Statements of Earnings for the three and six months ended June 30, 1998                            4

Consolidated Statement of Cash Flows for the six months ended June 30, 1998                                     5

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the six months
ended June 30, 1998                                                                                             6

Notes to Consolidated Financial Statements                                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                             16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     16

Item 2.  Changes in Securities and Use of Proceeds                                                             16

Item 3.  Defaults Upon Senior Securities                                                                       16

Item 4.  Submission of Matters to a Vote of Security Holders                                                   17

Item 5.  Other Information                                                                                     17

Item 6.  Exhibits and Reports on Form 8-K                                                                      17

Signatures                                                                                                     18

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 JUNE 30,         DECEMBER 31,
                                                                                                   1998               1997
                                                                                                   ----               ----
ASSETS
Cash and interest bearing deposits                                                               $  5,169           $ 11,902
Repurchase agreements                                                                                   0            148,711
Securities available-for-sale, at estimated fair value                                             64,916             59,321
Mortgage loans, net of allowance for loan losses ($1,827 and $1,727, respectively)                533,881            272,009
Accrued interest receivable                                                                         5,749              2,085
Real property, net of accumulated depreciation of $242                                             84,453                  0
Other assets                                                                                        1,517              1,109
                                                                                                 ---------------------------
     Total Assets                                                                                $695,685           $495,137
                                                                                                 ===========================

LIABILITIES
Dividends payable                                                                                $  9,660           $  4,485
Accrued expenses, payables and other liabilities, including amounts due
      to affiliates of $1,408 and $7,330, respectively                                              5,178             10,950
Borrowings under secured warehouse facility                                                       167,000                  0
Mortgage loans secured by real property                                                            34,580                  0
                                                                                                 ---------------------------
     Total Liabilities                                                                            216,418             15,435
                                                                                                 ---------------------------

STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 per share.
Authorized 500,000,000 shares, 34,500,000 shares issued and outstanding                                 3                  3
Additional paid-in capital                                                                        481,856            481,856
Accumulated other comprehensive income - unrealized gain on
     securities available-for-sale                                                                    648                169
Dividends in excess of earnings                                                                    (3,240)            (2,326)
                                                                                                 ---------------------------
     Total Stockholders' Equity                                                                   479,267            479,702
                                                                                                 ---------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $695,685           $495,137
                                                                                                 ===========================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                      CONSOLIDATED STATEMENTS OF EARNINGS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


                                                                                             THREE MONTHS       SIX MONTHS
                                                                                                ENDED             ENDED
                                                                                            JUNE 30, 1998      JUNE 30, 1998
                                                                                            -------------      -------------
INTEREST INCOME
Mortgage loans                                                                                $    10,158        $    16,131
Repurchase agreements and interest bearing deposits                                                    67              2,186
Securities available-for-sale                                                                       1,611              3,065
                                                                                              ------------------------------
     Total Interest Income                                                                         11,836             21,382
REAL PROPERTY RENTAL INCOME                                                                           993                993
                                                                                              ------------------------------
     Total Income                                                                                  12,829             22,375
                                                                                              ------------------------------

OPERATING EXPENSES
Management fees                                                                                     1,365              2,565
Interest expense                                                                                    1,034              1,034
Depreciation of real property                                                                         242                242
Real property operating expenses                                                                      214                214
Due diligence expenses                                                                                375                524
Provision for loan losses                                                                             100                100
Other                                                                                                 321                670
                                                                                              ------------------------------
     Total Expenses                                                                                 3,651              5,349
                                                                                              ------------------------------

NET EARNINGS                                                                                        9,178             17,026
Dividends                                                                                           9,660             17,940
                                                                                              ------------------------------
Dividends in excess of earnings                                                               $     ( 482)       $     ( 914)
                                                                                              ==============================

EARNINGS PER SHARE
Basic                                                                                         $      0.27        $      0.49
Diluted                                                                                              0.27               0.49

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                                          34,500,000         34,500,000
Effect of dilutive stock options                                                                        0             35,084
                                                                                              ------------------------------
Diluted                                                                                        34,500,000         34,535,084
                                                                                              ==============================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                             (DOLLARS IN THOUSANDS)

                                                                                                   SIX MONTHS
                                                                                                      ENDED
                                                                                                  JUNE 30, 1998
                                                                                                  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                          $  17,026
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                               280
Amortization of premium on mortgage loans                                                                   554
Amortization of discount on investment securities available-for-sale                                     (3,065)
Provision for loan losses                                                                                   100
Net change in:
Accrued interest receivable                                                                              (3,664)
Other assets                                                                                               (446)
Other liabilities                                                                                        (5,771)
                                                                                                      ---------
        Total Cash Provided by Operating Activities                                                       5,014
                                                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                                                               (6,096)
Payments received on securities available-for-sale                                                        4,044
Purchases of mortgage loans                                                                            (300,651)
Principal reductions on mortgage loans                                                                   38,125
Purchase of real property, net of mortgage loans assumed                                                (50,115)
                                                                                                      ---------
        Total Cash Used for Investing Activities                                                       (314,693)
                                                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                          (12,765)
Cash borrowings under secured warehouse facility                                                        167,000
                                                                                                      ---------
        Total Cash Provided by Financing Activities                                                     154,235
                                                                                                      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (155,444)

Cash and cash equivalents at beginning of period                                                        160,613
                                                                                                      ---------

Cash and cash equivalents at end of period                                                            $   5,169
                                                                                                      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Mortgage loans assumed upon real property purchases                                                   $  34,580
                                                                                                      =========
Cash paid for interest                                                                                $     733
                                                                                                      =========

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 Accumulated
                                                Additional          Other          Dividends in          Total
                                   Common         Paid-In       Comprehensive       Excess of        Stockholders'     Comprehensive
                                    Stock         Capital           Income           Earnings           Equity             Income
                                    -----         -------           ------           --------           ------             ------
Balance at beginning of period       $3          $481,856           $169            $ (2,326)          $479,702

Change in unrealized gain on
 securities available-for-sale                                       479                                    479               479

Net earnings                                                                          17,026             17,026            17,026

Dividends declared ($0.52 per
 share)                                                                              (17,940)           (17,940)
                                     --------------------------------------------------------------------------------------------
Balance at end of period             $3          $481,856           $648            $ (3,240)          $479,267           $17,505
                                     ============================================================================================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

Imperial Credit Commercial Mortgage Investment Corp. (the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on such date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $2. On October 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $513,857 and net proceeds to the Company of $479,309 after discounts and costs. The Company acquires mortgage loans, real property and interests in commercial mortgage-backed securities ("CMBS"). Most of the Company's mortgage loans and all of the Company's interests in CMBS were acquired from Imperial Credit Industries, Inc. ("Imperial Credit") and affiliates. The Company intends to operate so as to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

The Company has entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corp. (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Board of Directors of the Company. Imperial Credit currently owns 3,070,000 shares (8.9%) of the Company's outstanding common stock and the Manager has options to purchase an additional 1,691,250 shares at $15 per share, exercisable over a three year period. The Manager is entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly. In addition, the Manager is entitled to a quarterly incentive fee generally based on 25% of Funds From Operations, as adjusted, in excess of certain defined levels of return, as fully set forth in the Management Agreement. Only base management fees have been earned to date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with generally accepted accounting principles. All material intercompany transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates.

In management's opinion, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiary at June 30, 1998 and their results of operations and cash flows for the three and/or six months then ended. These unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accordingly are not as comprehensive as annual financial statements prepared in accordance with generally accepted accounting principles. Various information and note disclosure normally included in such annual financial statements have been condensed or omitted. While management believes that the disclosures presented herein are adequate to make the information not misleading, users are advised to read the accompanying unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the SEC on March 31, 1998. Operating results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1998.

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

The Company maintains an allowance for loan losses on mortgage loans held for investment at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loan portfolio. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

Real Property

Real property is recorded at cost. Included in such costs are acquisition costs and certain direct capitalized costs, such as, legal fees, appraisal fees, surveys, title insurance and other costs incurred during the diligence and closing periods. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, real property assets are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives by asset category are:

                      Buildings                  30 years
                      Building leasebacks        20 years
                      Leaseback improvements     10 years

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for the Company and its subsidiary in the accompanying consolidated financial statements.

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

Reporting Comprehensive Income

The Company adopted Financial Accounting Standards Board Statement 130 ("FAS 130"), "Comprehensive Income: Financial Statement Presentation," during the first quarter of 1998. Pursuant to FAS 130, standards have been established for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to adopt FAS 130 by including separate columns for comprehensive income and accumulated other comprehensive income in the consolidated statement of changes in stockholders' equity. The change in unrealized gain (loss) on securities available-for-sale has been included in comprehensive income. Comprehensive income for the six months ended June 30, 1998 aggregated $17,505 and was comprised of net income of $17,026 and the increase in unrealized gain on securities available-for-sale of $479. Comprehensive income for the three months ended June 30, 1998 aggregated $9,352 and was comprised of net income of $9,178 and the increase in unrealized gain on securities available-for-sale of $174.


3.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

At June 30, 1998, the Company's investment securities available-for-sale consisted of shares of a private equity REIT, subordinated securities collateralized by commercial mortgages and interest only securities and certain subordinated asset-backed notes issued by Franchise Mortgage Acceptance Company ("FMAC"), an affiliate of Imperial Credit. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

The amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

                   Balance at June 30, 1998
                   ------------------------                                    Gross        Gross      Estimated
                                                                  Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                                ----         ----         ----        -----
CMBS interests:
Non-investment grade rated subordinated interests                   $34,709       $2,267       $          $36,976
Investment grade rated senior interest only interests                 5,845                       537       5,308
Non-investment grade rated subordinated interest only interests       6,268                       859       5,409
Non-rated subordinated interest only interests                        1,991                       290       1,701
Other non-rated subordinated interests                                4,336           67                    4,403
                                                                    ---------------------------------------------
     Total CMBS interests                                            53,149        2,334        1,686      53,797
Non-investment grade rated subordinated notes                         6,119                                 6,119
Private equity REIT                                                   5,000                                 5,000
                                                                    ---------------------------------------------
Total                                                               $64,268       $2,334       $1,686     $64,916
                                                                    =============================================

                 Balance at December 31, 1997
                 ----------------------------                                   Gross        Gross      Estimated
                                                                  Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                                ----         ----         ----        -----
CMBS interests:
Non-investment grade rated subordinated interests                   $34,405       $1,411         $ 14     $35,802
Investment grade rated senior interest only interests                 6,642                       486       6,156
Non-investment grade rated subordinated interest only interests       6,645                       532       6,113
Non-rated subordinated interest only interests                        1,987                       236       1,751
Other non-rated subordinated interests                                4,473           26                    4,499
                                                                    ---------------------------------------------
                Total CMBS interests                                 54,152        1,437        1,268      54,321
Private equity REIT                                                   5,000                                 5,000
                                                                    ---------------------------------------------
Total                                                               $59,152       $1,437       $1,268     $59,321
                                                                    =============================================

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

The unamortized discount on investment securities available-for-sale was $29,168 and $28,211 at June 30, 1998 and December 31, 1997, respectively. There were no sales of investment securities available-for-sale during the six-month period ended June 30, 1998.

4.  MORTGAGE LOANS

Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real estate properties.

As of June 30, 1998 and December 31, 1997, the Company's mortgage loan portfolio consisted of the following:

                                                         As of June 30, 1998             As of December 31, 1997
                                                       ----------------------            -----------------------
                                                       Number          Amount            Number          Amount
                                                       ------          ------            ------          ------
Multifamily loans                                      1,018          $289,891             681          $171,312
Commercial loans                                         399           212,845             191            90,050
Construction loan participation                            1            18,000               0                 0
                                                       ---------------------------------------------------------
  Total principal                                      1,418           520,736             872           261,362
                                                       =====                               ===
Unamortized premium                                                     15,642                            12,374
Unearned loan fees                                                        (670)                                0
Allowance for loan losses                                               (1,827)                           (1,727)
                                                                      --------                          --------
Net carrying amount                                                   $533,881                          $272,009
                                                                      ========                          ========

Principal balance of SPB loans                         1,029          $378,891             568          $196,801
Principal balance of FMAC loans                           67            51,735               2             6,182
                                                       ---------------------------------------------------------
  Total principal balance of loans
  acquired from affiliates of Manager                  1,096          $430,626             570          $202,983
                                                       =========================================================

5.  REAL PROPERTY

In May 1998, the Company acquired (i) the Atrium Tower, a 149,000 square foot office complex in Las Vegas, Nevada, (ii) the Mission Marketplace, a 343,000 square foot shopping center in Oceanside, California and (iii) fourteen properties in Arizona, Texas and New Mexico subject to "triple-net" leases with the Ugly Duckling Corporation. In June 1998, the Company acquired The Terraces, a 178,000 square foot shopping center in Palos Verdes, California. These acquisitions resulted in the Company owning $84,453 of real property, net of accumulated depreciation, as of June 30, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dollar amounts herein are expressed in thousands, other than per share amounts.

The Company was incorporated in Maryland on July 31, 1997 for the purpose of investing primarily in mortgage loans, real property and CMBS interests. The Company expects to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in real estate related assets. The Company intends to operate in a manner that permits it to maintain its status as a REIT for federal income tax purposes.

On October 22, 1997, the Company completed its initial public offering of 34,500,000 common shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. As of June 30, 1998, the Company's assets included $533,881 of mortgage loans, $84,453 of real property and $64,916 of securities available-for-sale. Secured borrowings at June 30, 1998 aggregated $201,580 and the Company continues the process of leveraging its investments.

For the three months ended June 30, 1998, total income of $12,829 resulted in net earnings of $9,178, $0.27 per share of common stock (basic and diluted). During the six months ended June 30, 1998, total income of $22,375 resulted in net earnings of $17,026, $0.49 per share of common stock (basic and diluted).

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

For the three and six months ended June 30, 1998, the Company's FFO was $9,420 ($0.27 per share) and $17,268 ($0.50 per share), respectively. FFO was computed as follows:

                                                Three Months   Six Months
                                                ------------   ----------
       Net earnings                                $9,178        $17,026
       Add: Depreciation of real property             242            242
                                                   ------        -------
       FFO                                         $9,420        $17,268
                                                   ======        =======

RESULTS OF OPERATIONS

DIVIDENDS DECLARED AND DIVIDENDS IN EXCESS OF EARNINGS. The Company declared a dividend on March 24, 1998 of $8,280, $0.24 per share of common stock, to stockholders of record on March 31, 1998 which was paid on April 14, 1998. This dividend covered the Company's remaining portion of undistributed taxable income for 1997 and the three-month period of operations ended March 31, 1998. The Company declared a dividend on June 25, 1998 of $9,660, $0.28 per share, to stockholders of record on July 9, 1998 which was paid on July 23, 1998. This dividend covered the Company's three-month period of operations ended June 30, 1998 and was accrued at June 30, 1998. As a result of these dividends the Company incurred dividends in excess of earnings of $482 for the three months ended June 30, 1998 and $914 for the six months ended June 30, 1998.

INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported periods.

                                           THREE MONTHS ENDED JUNE 30, 1998      SIX MONTHS ENDED JUNE 30, 1998
                                          ---------------------------------    ---------------------------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                           ------     -------       -----       ------     -------       -----
Mortgage loans                             $ 9,340    $444,161      8.41%       $15,313    $358,771      8.54%
Repurchase agreements and interest
 bearing deposits                               67       5,726      4.68%         2,186      79,138      5.52%

Securities available-for-sale                1,611      59,631     10.81%         3,065      57,162     10.72%
                                           -------    --------                  -------    --------
Total                                       11,018    $509,518      8.65%        20,564    $495,071      8.31%
                                                      ========                             ========
Additional interest from FMAC call             818                                  818
                                           -------                              -------
Total                                      $11,836                              $21,382
                                           =======                              =======

The additional interest from the FMAC call is non-recurring income.


OPERATING EXPENSES. Management fees of $1,365 and $2,565 for the three and six months ended June 30, 1998 are comprised solely of the 1% (per annum) base management fee payable to the Manager for the periods (as provided pursuant to the management agreement between the Manager and the Company). The Manager earned no incentive management fee for such periods. The Company incurred due diligence and asset acquisition expenses of $375 and $524 during the respective periods. Other expenses are comprised of interest, insurance premiums, directors' fees, occupancy costs, investor relations expenses, professional fees and other miscellaneous expenses. The average outstanding borrowings for the three and six months ended June 30, 1998 aggregated $29,853 and $59,706, respectively, with interest expense of $1,034 for both periods, resulting in an average interest rate of 6.92%.

BALANCE SHEET CHANGES

GENERAL. During the six months ended June 30, 1998, total assets increased by $200,548. This increase was comprised of $265,536 of mortgage loans and accrued interest, $5,595 of securities available-for-sale, $84,453 of real property, and $408 of other assets offset by a decrease in cash and interest bearing deposits of $6,733 and in repurchase agreements of $148,711. Total liabilities increased by $200,983 during the six months ended June 30, 1998 as a result of new borrowings under the secured warehouse facility of $167,000, mortgage loans assumed upon real property acquisitions of $34,580, an increase in declared but unpaid dividends of $5,175, an increase in unpaid management fees of $428, and an increase in interest payable of $313, offset by a reduction of $6,385 in amounts due affiliate for mortgage loans acquired and reductions in various other payables of $128.

In March 1998, the Company acquired 260 mortgage loans for $99,363 from SPB, 24 mortgage loans for $17,735 from FMAC and asset-backed notes for $6,096 issued by FMAC as part of a securitization. Also in March 1998, the Company acquired from unrelated third parties participations in two tranches of a construction loan facility for the redevelopment of a major hotel and casino in Las Vegas for $18,000, four mortgage loans for $12,500 in connection with certain acquisitions made by On Stage Entertainment, Inc. and 22 other mortgage loans for $2,894.

During the quarter ended June 30, 1998, the Company acquired 220 mortgage loans for $94,362 from SPB and 53 mortgage loans for $55,366 from FMAC. Also in June 1998, FMAC exercised a call right and repurchased $20,700 of these loans. In June, the Company funded $1,100 under a previously announced $20 million first mortgage loan facility provided to On Stage Entertainment, Inc.

In May 1998, the Company acquired (i) the Atrium Tower, a 149,000 square foot office complex in Las Vegas, Nevada, (ii) the Mission Marketplace, a 343,000 square foot shopping center in Oceanside, California and (iii) fourteen properties in Arizona, Texas and New Mexico subject to "triple-net" leases with the Ugly Duckling Corporation. In June 1998, the Company acquired The Terraces, a 178,000 square foot shopping center in Palos Verdes, California. These acquisitions resulted in the Company owning $84,453 of real property, net of accumulated depreciation, as of June 30, 1998.

The Company borrowed $167,000 under its secured warehouse line of credit in conjunction with its acquisitions during the second quarter of 1998, and the real property assets were acquired by the Company subject to $34,580 of existing first mortgage loans.

CASH AND INTEREST BEARING DEPOSITS. At June 30, 1998, the Company's total cash and interest bearing deposits of $5,169 were comprised entirely of cash and interest bearing deposits, a decrease of $6,733 from December 31, 1997.

REPURCHASE AGREEMENTS. The Company's repurchase agreements of $148,711 at the end of last year were liquidated during the first quarter for investment acquisitions.

The Company earned interest income of $2,186 during the six months ended June 30, 1998 from its investments in interest bearing deposits and repurchase agreements. Of such income, $2,077 was derived from investments in repurchase agreements which is not expected to recur.

SECURITIES AVAILABLE-FOR-SALE

The increase in securities available-for-sale of $5,595 during the six months ended June 30, 1998 is due to purchases of $6,096, discount amortization of $3,065 and unrealized gains (included in comprehensive income) of $479, offset by $4,044 of interest payments. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates and the subordinated notes were obtained through an FMAC asset-backed securitization.

MORTGAGE LOANS.

At June 30, 1998, 13 loans in the aggregate amount of $2,905 were more than three months delinquent as compared to one loan in the amount of $116 at December 31, 1997. At June 30, 1998, these over 90-day delinquent loans were placed on non-accrual status and approximately $175 of previously accrued interest income was reversed. Additions to the allowance for loan losses aggregated $100 for the six months ended June 30, 1998.

The Company's mortgage loans were primarily acquired from entities affiliated with the Manager, a wholly-owned subsidiary of Imperial Credit. The principal balance of mortgage loans at June 30, 1998 included $430,626 acquired from SPB and FMAC and $90,110 acquired from unrelated third parties or originated by the Company. At December 31, 1997, $202,983 principal balance of mortgage loans had been acquired from SPB and FMAC and $58,379 principal balance had been acquired from unrelated third parties.

The increase in mortgage loans during the six months ended June 30, 1998 is attributable to additional investments of $300,651 offset by principal repayments, including the FMAC call, of $38,125, amortization of premium of $554 and the provision for loan losses of $100. The investments made during the six months ended June 30, 1998 include 557 mortgage loans acquired from SPB and FMAC for $266,827 and 28 mortgage loans and a construction loan participation acquired from unrelated third parties for $34,494 less unearned loan fees of $670.

BORROWINGS UNDER SECURED WAREHOUSE FACILITY. As of June 30, 1998, borrowings under the Company's $500,000 warehouse line of credit were $167,000. The line of credit is secured by approximately $200,000 of mortgage loans acquired from SPB and $53,797 of CMBS interests, generally bears interest at 90 basis points over one-month LIBOR and matures on March 29, 1999. Such borrowings were utilized by the Company to acquire real property and mortgage loans.

MORTGAGE LOANS SECURED BY REAL PROPERTY. As of June 30, 1998, mortgage loans assumed upon real property acquisitions were $34,580. These loans are secured by the Company's shopping centers in Oceanside and Palos Verdes, CA with a cost of $49,699, bear interest at effective rates ranging from 7.4% to 7.8% and have final maturity dates in 2012 and 2027.

STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $435 during the six months ended June 30, 1998 to $479,267. The decrease was attributable to dividends in excess of earnings of $914 offset by the increase in unrealized gains on securities available-for-sale of $479 (included in accumulated other comprehensive income).

CAPITAL RESOURCES AND LIQUIDITY

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund acquisitions and investments, repay borrowings and for other general business purposes. The primary sources of funds for liquidity consist of secured borrowings and principal payments and repayments at maturity on loans and securities.

The Company's operating activities provided cash of $5,014 during the six months ended June 30, 1998. During the six-month period, cash resources from operating activities were provided primarily by net earnings.

The Company's investment activities used cash totaling $314,693 during the six-month period. During this period, cash flows from investment activities were used primarily to purchase mortgage loans, real property and securities available-for-sale.

The Company's financing activities provided $154,235 in cash during the six-month period after payment of dividends related to 1997 and the first quarter of 1998.

The Company's $500,000 warehouse line of credit with Morgan Guaranty Trust Company of New York provides a source of funds to the Company provided that adequate collateral is posted with the custodian and accepted by the custodian and the lender. Based on mortgage loans acquired from SPB and pledged as collateral and draw downs made as of June 30, 1998, the Company had $41,711 of available credit under the line as of June 30, 1998. As the Company posts additional mortgage loans as collateral under the line, the amount of available credit should increase. The Company currently does not have sufficient assets to post as collateral in order to access the full $500,000. In addition, the warehouse line expires on March 29, 1999, subject to renewal at the discretion of the lender. There can be no assurance that the Company will post sufficient acceptable collateral, that the line will be extended or that adequate funds will be available to the Company under this line for sufficient time periods to meet the Company's liquidity needs.

The Company's $25,000 reverse repurchase loan facility with Merrill Lynch Mortgage Capital Inc. has been collateralized by the pledge of an $18,000 construction loan participation. As of June 30, 1998, no amounts were outstanding and $14,400 was available under this facility.

The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of approximately 5.99%. As of June 30, 1998, the approximate net present value cost of this swap was $450 and the notional balance was $76,527. There can be no assurance that this swap will adequately protect the Company's exposure to interest rate risk.

The Company currently is engaged in due diligence review and analysis with respect to a variety of investment opportunities and is continuing to leverage its investments. In addition, on July 29, 1998 the Company's Board of Directors authorized the Company to purchase up to 3,000,000 shares of its common stock at prices and at such times as may be deemed appropriate. As a result, the Company's liquidity and capital resources could be materially adversely affected. Furthermore, as noted above, there can be no assurance that the Company will have adequate funds available to take advantage of all investment opportunities that become available. At June 30, 1998, the Company has outstanding commitments to fund mortgage loans for approximately $30,000.

YEAR 2000

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. Since the Company's systems are new and are based on networked personal computers, management does not believe that year 2000 compliance will present any significant problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of year 2000 issues on companies which are now servicing the Company's mortgage loan portfolio and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company also will consider year 2000 issues in connection with evaluating companies which may be engaged in the future to provide servicing, trust, administration or other services in connection with the Company's investments. The Company could be impacted adversely by the failure of any of its service providers to solve applicable year 2000 issues.

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

The current low level of long-term interest rates has hindered the Company's ability to continue to obtain whole mortgage loans at unleveraged yields and in volumes consistent with market conditions that existed at the time of the company's initial public offering. The Company may not be able to continue to acquire mortgage loans from SPB at volume and yield levels consistent with previous acquisitions. The Company may acquire other assets, such as mezzanine loans and other real estate related assets, in order to satisfy its investment guidelines.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF LIQUIDITY, AND OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, THE OTHER RISKS DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, FILED WITH THE SEC, THE COMPANY'S QUARTERLY REPORT ON FORM 10-Q FILED WITH THE SEC ON NOVEMBER 26, 1997, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC ON MARCH 31, 1998 AND OTHER FILINGS MADE BY THE COMPANY WITH THE SEC. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF

ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 1998, the Company had $167,000 in outstanding borrowings under the warehouse line. The Company is subject to exposure for fluctuations in interest rates under the warehouse line. In addition, adverse changes in interest rates could negatively impact the value of the Company's portfolio of mortgage loans and investments in CMBS securities as well as the levels of interest income to be derived from these assets.

On April 30, 1998, the Company completed a forward interest rate swap transaction in anticipation of future borrowings whereby the Company will receive monthly payments of interest based on one-month LIBOR and will remit monthly payments based on a fixed interest rate of approximately 5.99%. The interest payments are computed on the notional balance of $77,467 which declines over a ten year period. There can be no assurance that the swap will adequately protect the Company's exposure to interest rate risk on borrowings outstanding at June 30, 1998.

The Company's CMBS interests are secured by adjustable and fixed interest rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's CMBS interests. While the Company has invested in various classes of CMBS interests, including interest only interests, in order to diversify its exposure to such uncertainties, there can be no assurance that the Company's strategy will be successful.

The Company's mortgage loan portfolio includes fixed and variable interest rate commercial and multifamily mortgage loans. Fluctuations in interest rates may affect prepayment rates and default rates, notwithstanding any existing prepayment penalty or yield maintenance provisions, and such rate changes would in turn impact the value and yield to maturity of the Company's portfolio of mortgage loans. While the Company has attempted to mitigate such exposures by diversifying its loan portfolio, there can be no assurance that this strategy will enable the Company to avoid adverse consequences in the future. In addition, the current low level of long-term interest rates has resulted in lower unleveraged yields on recently acquired mortgage loan portfolios.



                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 4, 1998 the Company held its Annual Meeting of Stockholders at which the members of the Board of Directors were elected to serve for the ensuing year and the appointment of KPMG Peat Marwick LLP as the independent accountants of the Company for 1998 was ratified. The members of the Board of Directors so elected were H. Wayne Snavely, Chairman, Kevin E. Villani, Vice Chairman, Mark S. Karlan, President and Chief Executive Officer, Patric H. Hendershott, Joseph A. Jaconi, Jr., Louis H. Masotti and Kenneth A. Munkacy. Over 99% of the votes cast at the meeting were voted in favor of each of the directors and KPMG Peat Marwick LLP. Over 72% of the outstanding shares were voted at the meeting and constituted a quorum.

ITEM 5.  OTHER INFORMATION

Stockholders' proposals intended to be presented at the Company's next annual meeting of stockholders to be held in 1999 must be received at the Company's principal executive offices no later than December 17, 1998, whether or not they are to be considered for inclusion in the proxy statement and form of proxy relating to that meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 27 - Financial Data Schedule

(b) REPORTS ON FORM 8-K

A Form 8-K dated April 3, 1998 was filed with the Commission with the Company's press release covering investments made and a warehouse line of credit entered into during the quarter ended March 31, 1998.

A Form 8-K dated May 11, 1998 was filed with the Commission with the Company's press release covering earnings for the period ended March 31, 1998.

A Form 8-K dated June 8, 1998 was filed with the Commission with the Company's press release covering new investments and commitment made since April 1, 1998.

A Form 8-K dated June 29, 1998 was filed with the Commission with the Company's press release covering the dividend declared during the second quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

Date: August 14, 1998

/s/ Mark S. Karlan
------------------
MARK S. KARLAN, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Meltzer
-------------------
MICHAEL MELTZER, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                      DESCRIPTION
 --------------                -----------------------
      27                       Financial Data Schedule