Form 10-Q
period 1998-09-30
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1998-11-13
CIK 1042824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended SEPTEMBER 30, 1998

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

Common stock, $0.0001 par value - 28,500,000 shares as of October 31, 1998

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
Item 1.  Interim Financial Statements

Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997                                      3

Consolidated Statements of Earnings for the three and nine months ended September 30, 1998                      4

Consolidated Statement of Cash Flows for the nine months ended September 30, 1998                               5

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the nine
months ended September 30, 1998                                                                                 6

Notes to Consolidated Financial Statements                                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                             17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     18

Item 2.  Changes in Securities and Use of Proceeds                                                             18

Item 3.  Defaults Upon Senior Securities                                                                       18

Item 4.  Submission of Matters to a Vote of Security Holders                                                   18

Item 5.  Other Information                                                                                     18

Item 6.  Exhibits and Reports on Form 8-K                                                                      18

Signatures                                                                                                     19

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                                                  1998                1997
                                                                                                  ----                ----
ASSETS
Cash and interest bearing deposits                                                              $ 16,680            $ 11,902
Repurchase agreements                                                                                  0             148,711
Mortgage loans, net of allowance for loan losses ($5,027 and $1,727, respectively)               579,920             272,009
Real property, net of accumulated depreciation of $962 in 1998                                   108,271                   0
Securities available-for-sale, at estimated fair value                                            60,074              59,321
Accrued interest receivable                                                                        5,974               2,085
Other assets                                                                                       5,652               1,109
                                                                                                ----------------------------
          TOTAL ASSETS                                                                          $776,571            $495,137
                                                                                                ============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Dividends payable                                                                               $  9,603            $  4,485
Borrowings under secured warehouse facility                                                      275,000                   0
Borrowings under repurchase facility                                                              12,400                   0
Borrowings under secured bank loan                                                                 3,573                   0
Mortgage loans secured by real property                                                           48,729                   0
Accrued expenses, payables and other liabilities, including amounts due
      to affiliates of $1,969 and $7,330, respectively                                             7,352              10,950
                                                                                                ----------------------------
     Total Liabilities                                                                           356,657              15,435
                                                                                                ----------------------------

Stockholders' Equity:
Common stock, par value $0.0001 per share.
Authorized 500,000,000 shares, 34,500,000 shares issued                                                3                   3
Additional paid-in capital                                                                       481,856             481,856
Accumulated other comprehensive income                                                               616                 169
Dividends in excess of earnings                                                                  (10,665)             (2,326)
                                                                                                ----------------------------
Total                                                                                            471,810             479,702
Less cost of 5,400,000 shares held in treasury in 1998                                           (51,896)                  0
                                                                                                ----------------------------
     Total Stockholders' Equity                                                                  419,914             479,702
                                                                                                ----------------------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $776,571            $495,137
                                                                                                ============================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                      CONSOLIDATED STATEMENTS OF EARNINGS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998
             (DOLLARS IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)
                                  (UNAUDITED)

                                                                                             THREE MONTHS       NINE MONTHS
                                                                                                ENDED              ENDED
                                                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                                                 1998               1998
                                                                                                 ----               ----
INTEREST INCOME
Mortgage loans                                                                                $    12,223        $    28,354
Repurchase agreements and interest bearing deposits                                                    98              2,284
Securities available-for-sale                                                                       1,566              4,631
                                                                                              ------------------------------
     TOTAL INTEREST INCOME                                                                         13,887             35,269
Real Property Rental Income                                                                         3,274              4,266
                                                                                              ------------------------------
     TOTAL INCOME                                                                                  17,161             39,535
                                                                                              ------------------------------

OPERATING EXPENSES
Management fees                                                                                     1,818              4,383
Interest expense                                                                                    4,441              5,475
Provision for loan losses                                                                           3,200              3,300
Write-down of securities available-for-sale                                                         3,233              3,233
Depreciation of real property                                                                         720                962
Real property operating expenses                                                                      800              1,014
Due diligence expenses                                                                                343                866
Other                                                                                                 428              1,098
                                                                                              ------------------------------
     TOTAL EXPENSES                                                                                14,983             20,331
                                                                                              ------------------------------

NET EARNINGS                                                                                        2,178             19,204
Dividends                                                                                           9,603             27,543
                                                                                              ------------------------------
DIVIDENDS IN EXCESS OF EARNINGS                                                               $    (7,425)       $    (8,339)
                                                                                              ==============================

EARNINGS PER SHARE
Basic                                                                                               $0.07              $0.57
Diluted                                                                                              0.07               0.57

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic                                                                                          32,703,188         33,901,063
Effect of dilutive stock options                                                                        0             23,389
                                                                                              ------------------------------
Diluted                                                                                        32,703,188         33,924,452
                                                                                              ==============================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 NINE MONTHS
                                                                                                    ENDED
                                                                                                 SEPTEMBER 30,
                                                                                                     1998
                                                                                                     ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                                       $  19,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                          1,034
Amortization of premium on mortgage loans                                                              1,177
Amortization of discount on investment securities available-for-sale                                  (4,631)
Provision for loan losses                                                                              3,300
Write-down of securities available-for-sale                                                            3,233
Net change in:
Accrued interest receivable                                                                           (3,889)
Other assets                                                                                          (4,359)
Other liabilities                                                                                     (3,618)
                                                                                                   ---------
     Total Cash Provided by Operating Activities                                                      11,451
                                                                                                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of securities available-for-sale                                                            (6,096)
Payments received on securities available-for-sale                                                     6,906
Purchases of mortgage loans                                                                         (377,308)
Principal reductions on mortgage loans                                                                64,920
Purchase of real property, net of mortgage loans assumed                                             (73,486)
                                                                                                   ---------
     Total Cash Used for Investing Activities                                                       (385,064)
                                                                                                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                                       (22,425)
Cash borrowings under repurchase facility                                                             12,400
Cash borrowings under secured warehouse facility                                                     275,000
Cash borrowings under secured bank loan                                                                3,348
Cash borrowings under mortgage loans secured by real property                                         13,253
Common stock repurchased and held in treasury                                                        (51,896)
                                                                                                   ---------
     Total Cash Provided by Financing Activities                                                     229,680
                                                                                                   ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                           (143,933)

Cash and cash equivalents at beginning of period                                                     160,613
                                                                                                   ---------

Cash and cash equivalents at end of period                                                         $  16,680
                                                                                                   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES
Mortgage loans assumed upon real property purchases                                                $  34,580
                                                                                                   =========

Cash paid for interest                                                                             $   4,476
                                                                                                   =========

See accompanying notes to consolidated financial statements.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY AND
                             COMPREHENSIVE INCOME
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                 Accumulated
                                                Additional          Other          Dividends in         Cost of
                                   Common         Paid-In       Comprehensive       Excess of       Shares Held In     Comprehensive
                                    Stock         Capital           Income           Earnings          Treasury            Income
                                    -----         -------           ------           --------          --------            ------
Balance at beginning of period       $3          $481,856            $169            $ (2,326)

Change in unrealized gain on
 securities available-for-sale                                        165                                                     165

Foreign exchange gain                                                 282                                                     282

Net earnings                                                                           19,204                              19,204

Dividends declared ($0.85 per
 share)                                                                               (27,543)

Cost of treasury stock acquired                                                       (51,896)
                                     --------------------------------------------------------------------------------------------
Balance at end of period             $3          $481,856            $616            $(10,665)        $(51,896)           $19,651
                                     ============================================================================================

See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

Imperial Credit Commercial Mortgage Investment Corp. (the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on that date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $2. On October 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $513,857 and net proceeds to the Company of $479,309 after discounts and costs. The Company primarily invests in mortgage loans, real property and interests in commercial mortgage-backed securities ("CMBS"). The majority of the Company's mortgage loans and all of the Company's interests in CMBS were acquired from Imperial Credit Industries, Inc. ("Imperial Credit") and its affiliates. The Company operates so as to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

The Company has entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corp. (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Board of Directors of the Company. Imperial Credit currently owns 3,070,000 shares (10.8%) of the Company's outstanding common stock and the Manager has options to purchase an additional 1,691,250 shares at $15 per share, exercisable over a three year period. Pursuant to the Management Agreement, the Manager is entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly. In addition, the Manager is entitled to a quarterly incentive fee generally based on 25% of Funds From Operations, as adjusted, in excess of certain defined levels of return, as fully set forth in the Management Agreement. Only base management fees have been earned to date.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company and its subsidiaries are prepared in accordance with generally accepted accounting principles. All material intercompany transactions have been eliminated in consolidation.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates and assumptions.

In management's opinion, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 1998 and their results of operations and cash flows for the three and/or nine months then ended. These unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accordingly are not as comprehensive as annual financial statements prepared in accordance with generally accepted accounting principles. Various information and note disclosure normally included in such annual financial statements have been condensed or omitted. While management believes that the disclosures presented herein are adequate to make the information not misleading, users are advised to read the accompanying unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes included in the Company's 1997 annual report on Form 10-K filed with the SEC on March 31, 1998. Operating results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1998.

Mortgage Loans Held For Investment

The Company purchases certain mortgage loans to be held as long-term investments. Mortgage loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans continually are evaluated for collectibility and, if appropriate, loans may be placed on non-accrual status. Loans are placed on non-accrual status generally after they become 90 days past due, in which case previously accrued interest is reversed from income. Future collections of interest are included in interest income or applied to the loan balance based on an assessment of the likelihood that the principal will be collected.

The Company maintains an allowance for loan losses on mortgage loans held for investment at an amount that it believes is sufficient to provide adequate protection against future losses in the mortgage loan portfolio. The allowance for loan losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

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

                Buildings                 20-30 years
                Leasehold improvements       10 years

Investment Securities

The Company classifies investment securities as held-to-maturity, available-for-sale, and/or trading securities at the time of purchase based upon management's intent and the Company's ability to hold the securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, reported as a component of comprehensive income, and trading securities are reported at fair value with unrealized gains and losses reported in income. Unrealized losses on securities that reflect a decline in value which is other than temporary, if any, are charged to earnings. Discounts obtained or premiums paid on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

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

Reporting Comprehensive Income

The Company adopted Financial Accounting Standards Board Statement 130 ("FAS 130"), "Comprehensive Income: Financial Statement Presentation," during the first quarter of 1998. Pursuant to FAS 130, standards have been established for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company has elected to adopt FAS 130 by including separate columns for comprehensive income and accumulated other comprehensive income in the consolidated statement of changes in stockholders' equity. The change in unrealized gain (loss) on securities available-for-sale and foreign exchange gain (loss) has been included in comprehensive income. Comprehensive income for the nine months ended September 30, 1998 aggregated $19,651 and was comprised of net income of $19,204, increase in unrealized gain on securities available-for-sale of $165, and foreign exchange gain of $282. Comprehensive income for the three months ended September 30, 1998 aggregated $2,146 and was comprised of net income of $2,178, decrease in unrealized gain on securities available-for-sale of $314, and foreign exchange gain of $282.

Translation of Foreign Currencies

Financial statement accounts expressed in foreign currencies are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation" (FASB 52). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using current rates of exchange and the related translation adjustments are recorded as a separate component of comprehensive income. Functional currencies are generally the currencies of the local operating environment. Income statement accounts expressed in functional currencies are translated using average exchange rates.

Effect of New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This standard requires that all derivative instruments be recorded in the balance sheet at fair value; the accounting for the gain or loss due to the changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. SFAS 133 will apply to the Company starting January 1, 2000. Management is currently evaluating the financial statement impact, if any, of adopting SFAS 133.

3.  MORTGAGE LOANS

Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real properties.

As of September 30, 1998 and December 31, 1997, the Company's mortgage loan portfolio consisted of the following:

                                         AS OF SEPTEMBER 30, 1998       AS OF DECEMBER 31, 1997
                                         ------------------------       -----------------------
                                         Number           Amount        Number          Amount
                                         ------           ------        ------          ------
Multifamily loans                           992          $280,779         681          $171,312
Commercial loans                            395           273,246         191            90,050
Construction loan participation               1            18,000           0                 0
                                         ------------------------------------------------------
  Total principal                         1,388           572,025         872           261,362
                                          =====                           ===
Unamortized premium                                        15,026                        12,374
Unearned loan fees                                         (2,104)                            0
Allowance for loan losses                                  (5,027)                       (1,727)
                                                         --------                      --------
Net carrying amount                                      $579,920                      $272,009
                                                         ========                      ========

Principal balance of SPB loans           1,014           $369,604         568          $196,801
Principal balance of FMAC loans             64             57,505           2             6,182
                                        -------------------------------------------------------
  Total principal balance of loans
  acquired from affiliates of Manager    1,078           $427,109         570          $202,983
                                        -------------------------------------------------------

4.  INVESTMENT SECURITIES AVAILABLE-FOR-SALE

At September 30, 1998, the Company's investment securities available-for-sale consisted of certain CMBS interests including subordinated securities and interest only securities collateralized by commercial mortgages, certain subordinated asset-backed notes issued by Franchise Mortgage Acceptance Company ("FMAC"), an affiliate of Imperial Credit, and shares of a private equity REIT. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

The amortized cost and estimated fair value of investment securities available-for-sale are summarized as follows:

                 BALANCE AT SEPTEMBER 30, 1998                                    Gross         Gross      Estimated
                 -----------------------------                     Amortized    Unrealized    Unrealized      Fair
Security Description                                                 Cost          Gain          Loss        Value
--------------------                                                 ----          ----          ----        -----
CMBS interests:
Non-investment grade rated subordinated interests                   $34,646       $  434       $            $35,080
Investment grade rated senior interest only interests                 3,766                                   3,766
Non-investment grade rated subordinated interest only interests       4,382                                   4,382
Non-rated subordinated interest only interests                        1,599                                   1,599
Other non-rated subordinated interests                                4,156                       100         4,056
                                                                    -----------------------------------------------
                Total CMBS interests                                 48,549          434          100        48,883
Non-investment grade rated subordinated notes                         6,191                                   6,191
Private equity REIT                                                   5,000                                   5,000
                                                                    -----------------------------------------------
Total                                                               $59,740       $  434       $  100       $60,074
                                                                    ===============================================

                 BALANCE AT DECEMBER 31, 1997                                     Gross         Gross      Estimated
                 -----------------------------                     Amortized    Unrealized    Unrealized      Fair
Security Description                                                 Cost          Gain          Loss        Value
--------------------                                                 ----          ----          ----        -----
CMBS interests:
Non-investment grade rated subordinated interests                   $34,405       $1,411       $   14       $35,802
Investment grade rated senior interest only interests                 6,642                       486         6,156
Non-investment grade rated subordinated interest only interests       6,645                       532         6,113
Non-rated subordinated interest only interests                        1,987                       236         1,751
Other non-rated subordinated interests                                4,473           26                      4,499
                                                                    -----------------------------------------------
                Total CMBS interests                                 54,152        1,437        1,268        54,321
Private equity REIT                                                   5,000                                   5,000
                                                                    -----------------------------------------------
Total                                                               $59,152       $1,437       $1,268       $59,321
                                                                    ===============================================

The Company's CMBS interests are secured by adjustable and fixed rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. Some of the Company's CMBS interests are subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. All of the Company's CMBS interests were acquired from Imperial Credit and its wholly-owned subsidiary, Southern Pacific Bank ("SPB"), the originator or purchaser of the underlying mortgage loans.

During the third quarter, the Company determined, based primarily on accelerated prepayments, that certain declines in the estimated fair value of its interest only CMBS securities were other than temporary. Accordingly, the Company took a charge to earnings of $3,233 to write down the securities to estimated fair value and such charge is reflected in amortized cost. The remaining gross unrealized loss of $100 at September 30, 1998 is considered a temporary decline in estimated fair value and has been reflected as a component of comprehensive income.

The unamortized discount on investment securities available-for-sale was $29,442 and $28,211 at September 30, 1998 and December 31, 1997, respectively. There were no sales of investment securities available-for-sale during the nine-month period ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Dollar amounts herein are expressed in thousands, other than share data.

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

On October 22, 1997, the Company completed its initial public offering of 34,500,000 common shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. As of September 30, 1998, the Company's assets included $579,920 of mortgage loans, $108,271 of real property and $60,074 of securities available-for-sale. Secured borrowings at September 30, 1998 aggregated $339,702. As of September 30, 1998, the Company had repurchased 5,400,000 shares which are held in treasury at a cost of $51,896.

On September 18, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.0001 per share, of the Company. The dividend was payable on September 21, 1998 to stockholders of record at the close of business on that date. The description and terms of the Rights are set forth in an agreement between the Company and U.S. Stock Transfer Corporation, a copy of which was included as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on September 22, 1998.

For the three months ended September 30, 1998, total income of $17,161 resulted in net earnings of $2,178, $0.07 per share of common stock (basic and diluted). During the nine months ended September 30, 1998, total income of $39,535 resulted in net earnings of $19,204, $0.57 per share of common stock (basic and diluted).


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

For the three and nine months ended September 30, 1998, the Company's FFO was $2,898 ($0.09 per share) and $20,166 ($0.59 per share), respectively. FFO was computed as follows:


                                              THREE MONTHS   NINE MONTHS
                                              ------------   -----------
      Net earnings                                  $2,178       $19,204
      Add: Depreciation of real property               720           962
                                                    ------       -------
      FFO                                           $2,898       $20,166
                                                    ======       =======

RESULTS OF OPERATIONS

DIVIDENDS DECLARED AND DIVIDENDS IN EXCESS OF EARNINGS. The Company declared dividends on March 24, 1998, June 25, 1998 and September 21, 1998 of $8,280 ($0.24 per share), $9,660 ($0.28 per share) and $9,603 ($0.33 per share) to stockholders of record on March 31, 1998, July 9, 1998 and September 30, 1998, respectively. These dividends were paid on April 14, 1998, July 23, 1998 and October 14, 1998. The dividend declared on March 24, 1998 covered the Company's remaining portion of undistributed taxable income for 1997 and the three-month period of operations ended March 31,

1998. The other dividends covered the Company's operations for the quarters ended June 30 and September 30, 1998 and the latter dividend was accrued at September 30, 1998. As a result of these dividends, the Company incurred dividends in excess of earnings of $7,425 for the three months ended September 30, 1998 and $8,339 for the nine months ended September 30, 1998.


INTEREST INCOME. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                  THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30, 1998                   SEPTEMBER 30, 1998
                                                  ------------------                   ------------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                           ------     -------       -----       ------     -------       -----
Mortgage loans                             $12,223    $555,107      8.81%       $27,536    $424,217      8.65%
Repurchase agreements and interest
 bearing deposits                               98       8,271      4.74%         2,284      55,516      5.49%
Securities available-for-sale                1,566      58,394     10.73%         4,631      57,573     10.72%
                                           -------    --------                  -------    --------
Total                                       13,887    $621,772      8.93%        34,451    $537,306      8.55%
                                                      ========                             ========
Additional interest from FMAC call               0                                  818
                                           -------                              -------
Total                                      $13,887                              $35,269
                                           =======                              =======

The additional interest from the FMAC call is non-recurring income (see third sentence of last paragraph on this page).


OPERATING EXPENSES. Management fees of $1,818 and $4,383 for the three and nine months ended September 30, 1998 are comprised solely of the 1% (per annum) base management fee payable to the Manager for the respective periods (as provided pursuant to the Management Agreement). The Manager earned no incentive management fee for such periods. The Company incurred due diligence and asset acquisition expenses of $343 and $866 during the respective periods. Other expenses are comprised of interest, insurance premiums, directors' fees, occupancy costs, investor relations expenses, professional fees and other miscellaneous expenses. The average outstanding borrowings for the three and nine months ended September 30, 1998 aggregated $261,965 and $104,334, with interest expense of $4,441 and $5,475, and a resulting average interest rate of 6.78% and 7.00%, respectively.

During the third quarter, operating expenses included certain non-cash charges of $6,433 ($0.20 per share). These charges were comprised of (a) a $3,233 impairment write-down of the Company's CMBS interest-only securities to estimated fair value based primarily on accelerated prepayments as well as current market conditions and (b) a $3,200 increase in the allowance for loan losses on mortgage loans primarily to address increased delinquencies on a multifamily and commercial loan portfolio previously acquired from an unaffiliated third party.


BALANCE SHEET CHANGES

GENERAL. During the nine months ended September 30, 1998, total assets increased by $281,434. This increase was comprised of $311,800 of mortgage loans and accrued interest, $753 of securities available-for-sale, $108,271 of real property, $4,543 of other assets and $4,778 of cash and interest bearing deposits offset by a decrease in repurchase agreements of $148,711. Total liabilities increased by $341,222 during the nine months ended September 30, 1998 as a result of new borrowings under (a) the secured warehouse facility of $275,000, (b) the repurchase facility of $12,400, (c) the secured bank loan of $3,573 and (d) mortgage loans assumed or obtained upon real property acquisitions of $48,729, increases in declared but unpaid dividends of $5,118, unpaid management fees of $883, interest payable of $958 and deferred revenues and deposits of $2,232, offset by reductions in amounts due affiliate for mortgage loans acquired of $6,385 and various other payables of $1,286.

The Company's mortgage loan investment additions during the first nine months of 1998 consisted of loans acquired from affiliates and others acquired from or originated to unrelated third parties. Mortgage loans acquired from affiliates were made up of 480 mortgage loans for $193,725 from SPB and 95 mortgage loans for $94,678 from FMAC. In June, FMAC exercised a call right and repurchased $20,700 of the FMAC loans. Mortgage loans acquired from or made to unrelated third parties consisted of six mortgage loans for $13,600 under a $20 million first mortgage loan facility in connection with certain acquisitions made by On Stage Entertainment, Inc., participations in two tranches of a construction loan facility for the redevelopment of a major hotel and casino in Las Vegas for $18,000, a mortgage loan secured by a hotel/apartment complex in Miami, Florida for $27,500, a mortgage loan secured by the unsold units of a condominium conversion project in Honolulu, Hawaii for $29,006 and 22 other mortgage loans for $2,894. The Miami, Florida and Honolulu, Hawaii mortgage loans as well as 18 FMAC loans aggregating $21,577 were funded in the third quarter.

The Company acquired $108,066 of real property during the first nine months of 1998 which consisted of (i) the Atrium Tower, a 149,000 square foot office complex in Las Vegas, Nevada, (ii) the Mission Marketplace, a 343,000 square foot shopping center in Oceanside, California (iii) seventeen properties in Arizona, Texas and New Mexico subject to "triple-net" leases with the Ugly Duckling Corporation, (iv) The Terraces, a 178,000 square foot shopping center in Palos Verdes, California and (v) a 106,000 square foot office complex in a suburb of Paris, France. Three of the "triple-net" lease properties and the office complex in Paris, France were acquired during the third quarter.

The acquisition of securities available-for-sale consisted of $6,096 of asset-backed notes issued by an affiliate, FMAC, as part of a securitization.

The Board of Directors of the Company authorized the Company to repurchase in the aggregate up to 12,000,000 shares of its common stock pursuant to three separate authorizations during the third quarter. As of September 30, 1998, the Company had repurchased 5,400,000 shares at a total cost of $51,896. The Company has repurchased 6,000,000 shares to date at a total cost of $56,338.

The Company borrowed $275,000 under its secured warehouse line of credit, $12,400 under its repurchase facility and $3,573 under its secured bank loan in conjunction with its acquisitions and stock repurchases during the first nine months of 1998. In addition, one of the investments in real property was financed with a $13,253 first mortgage loan and two of the investments in real property were acquired with the assumption of $34,580 of existing first mortgage loans. All of the borrowings other than $167,000 under the warehouse line and the mortgage loans assumed took place in the third quarter.


CASH AND INTEREST BEARING DEPOSITS. At September 30, 1998, the Company's total cash and interest bearing deposits aggregated $16,680, an increase of $4,778 from December 31, 1997.


REPURCHASE AGREEMENTS. The Company's repurchase agreements of $148,711 at the end of last year were allowed to mature and the proceeds used during the first quarter for investment acquisitions.

The Company earned interest income of $2,284 during the nine months ended September 30, 1998 from its investments in interest bearing deposits and repurchase agreements. Of such income, $2,077 was derived from investments in repurchase agreements which is not expected to recur.


SECURITIES AVAILABLE-FOR-SALE

The increase in securities available-for-sale of $753 during the nine months ended September 30, 1998 is due to purchases of $6,096, discount amortization of $4,631 and unrealized gains (included in comprehensive income) of $165, offset by impairment losses of $3,233 and interest payments of $6,906. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates and the subordinated notes were obtained from an FMAC asset-backed securitization.


MORTGAGE LOANS.

At September 30, 1998, 29 loans in the aggregate principal amount of $5,023 were more than three months delinquent as compared to one loan in the amount of $116 at December 31, 1997. At September 30, 1998, these over 90-day delinquent loans have been placed on non-accrual status and approximately $235 and $410, respectively, of previously accrued interest income was reversed for the three and nine months ended September 30, 1998. Additions to the allowance for loan losses aggregated $3,200 and $3,300, respectively, for the three and nine months ended September 30, 1998.

The Company's mortgage loans were primarily acquired from entities affiliated with the Manager, a wholly-owned subsidiary of Imperial Credit. The principal balance of mortgage loans at September 30, 1998 included $427,109 acquired from SPB and FMAC and $144,916 acquired from unrelated third parties or originated by the Company. At December 31, 1997, $202,983 principal balance of mortgage loans had been acquired from SPB and FMAC and $58,379 principal balance had been acquired from unrelated third parties.

The increase in mortgage loans during the nine months ended September 30, 1998 is attributable to additional investments of $377,308 offset by principal repayments, including the FMAC call, of $64,920, amortization of premium of $1,177 and the provision for loan losses of $3,300. The investments made during the nine months ended September 30, 1998 include 575 mortgage loans acquired from SPB and FMAC for $288,410 and 30 mortgage loans and a construction loan participation acquired from unrelated third parties for $91,002 less unearned loan fees of $2,104.


BORROWINGS UNDER SECURED WAREHOUSE FACILITY. As of September 30, 1998, borrowings under the Company's warehouse line of credit were $275,000. The line of credit is secured by $317,679 of mortgage loans acquired from SPB and $48,883 of CMBS interests, generally bears interest at 90 basis points over one-month LIBOR and matures on March 29, 1999. Such borrowings were utilized by the Company to acquire real property and mortgage loans and in conjunction with the share repurchase program.


MORTGAGE LOANS SECURED BY REAL PROPERTY. As of September 30, 1998, mortgage loans secured by real property were $48,729. These loans are secured by the Company's shopping centers in Oceanside and Palos Verdes, CA and the office complex in a suburb of Paris, France with a cost of $68,539, bear interest at effective rates ranging from 4.5% to 7.8% and have final maturity dates ranging from 2012 to 2027.


STOCKHOLDERS' EQUITY. Stockholders' equity decreased by $59,788 during the nine months ended September 30, 1998 to $419,914. The decrease was attributable to repurchase of the Company's common stock at a cost of $51,896 and dividends in excess of earnings of $8,339 offset by the increase in unrealized gains on securities available-for-sale of $165 and foreign exchange gain of $282 (both included in accumulated other comprehensive income).


CAPITAL RESOURCES AND LIQUIDITY

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund acquisitions and investments, repay borrowings and for other general business purposes. The primary sources of funds for liquidity consist of secured borrowings and principal payments and repayments at maturity on loans and securities.

The Company's operating activities provided cash of $11,451 during the nine months ended September 30, 1998. During the nine-month period, cash resources from operating activities were provided primarily by net earnings.

The Company's investing activities used cash totaling $385,064 during the nine-month period. During this period, cash flows from investing activities were used primarily to purchase mortgage loans, real property and securities available-for-sale.

The Company's financing activities provided $229,680 in cash during the nine-month period after payment of dividends related to 1997 and the first and second quarters of 1998 and after repurchase of the Company's stock.

The Company's warehouse line of credit with Morgan Guaranty Trust Company of New York (a subsidiary of J.P. Morgan & Co. Incorporated ("JP Morgan")) provides a source of funds to the Company provided that adequate collateral is posted with the custodian and accepted by the custodian and the lender. Based on mortgage loans acquired from SPB and pledged as collateral and draws made as of September 30, 1998, the Company had $25,000 of available credit under the line as of September 30, 1998. During October the Company borrowed an additional $4,000 under this line leaving $21,000 available. The warehouse line expires on March 29, 1999, and the Company has been notified that the line will not be extended based on market related factors rather than any concerns specific to the Company.

The Company presently is working in conjunction with JP Morgan on a securitization transaction covering the SPB mortgage loans in the Company's mortgage loan portfolio. Such a transaction would take the form of a financing with collateralized mortgage obligation bonds being issued and the proceeds being used to pay down outstanding borrowings under the warehouse line. The Company is also seeking other warehouse lending arrangements to finance future investing activities. There can be no assurance that the aforementioned securitization will be successfully completed or that the Company will be able to secure replacement financing at favorable rates to meet the Company's liquidity needs.

The Company's $25,000 reverse repurchase loan facility with Merrill Lynch Mortgage Capital Inc. has been collateralized by the pledge of the Company's interest in a construction loan. As of September 30, 1998, $12,400 was outstanding and $2,000 was available under this facility. During October the availability under this line was reduced due to a reduction in the advance rate and current market conditions and the current outstanding balance is $8,100 with no additional availability.

The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of approximately 5.99%. As of September 30, 1998, the approximate net present value cost of this swap was $2,614 and the notional balance was $73,768. There can be no assurance that this swap will adequately protect the Company's exposure to interest rate risk.

At September 30, 1998, the Company has an outstanding commitment to fund a mortgage loan for approximately $30,000. The funding of this loan commitment, should it occur, would likely be prior to the end of this calendar year.

In light of current market conditions and dislocations in the capital markets, the Company currently is focusing its resources on enhancing overall liquidity, maintaining leverage at prudent levels and on successfully closing the aforementioned securitization. As a result, there can be no assurance that the Company will have adequate funds available to repurchase additional shares of its common stock and to take advantage of investment opportunities that become available.

YEAR 2000

The Company is aware of the issues associated with the Year 2000 ("Y2K") problem concerning existing computer systems. Y2K affects every computer and subsystem the Company operates, both in-house and from independent servicers and vendors. The issue is whether the Company's computer systems will properly recognize the "00" and the prefix "20" dates when the year changes to 2000. Since many existing computer programs use only two digits to identify a year field with the assumption that the first two digits are always "19", most computer systems that do not properly recognize the new prefix century date of "20" and "00" year date could generate erroneous data or cause a computer system to fail. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunction to incorrect or incomplete processing. The Company believes that the Y2K compliance of the Company's information technology needs, such as computer hardware, software and subsystems is primarily dependent upon Y2K compliance efforts and results of third party vendors and service providers.

STATE OF READINESS

Since the Company's systems are new and are based on networked personal computers, management does not believe that Y2K compliance will present any material problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of Y2K issues on companies which are now servicing the Company's mortgage loan portfolio, companies that provide property management services for the Company's real property and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. We are in the process of contacting all of our major service providers and third party vendors regarding the state of their Y2K readiness. We are also in the process of identifying and evaluating individual borrowers or tenants whose Y2K compliance failure could materially impact the Company.

COSTS TO ADDRESS Y2K

The Company has not incurred any costs to date regarding Y2K compliance. Management does not believe that the Company will likely incur material Y2K compliance costs because the Manager and the Company's service providers are believed to be responsible for such costs. No assurance can be given that all service providers will adequately achieve Y2K compliance or that replacements for deficient service providers can be obtained in a timely manner and without any additional expense to the Company.

RISK OF Y2K

The Company is a REIT which invests primarily in mortgage loans, real property and CMBS securities. The risk to the Company of Y2K is that any significant investment(s) could be negatively impacted by the failure of borrowers, tenants or service providers to achieve Y2K compliance in a manner that impedes their ability to meet contractual obligations and normal business needs related to real property and financial instruments underlying the Company's investments. Since the Company has a diverse portfolio of investments, the failure of any single borrower or tenant to achieve Y2K compliance generally is unlikely to have a material adverse effect on the Company's financial position and results of operations. However, a substantial loan(s) to a single borrower or a substantial property(ies) leased to a single tenant could result in a Y2K problem with adverse consequences to the Company. Also, the failure of any of the Company's mortgage loan servicers, property managers or CMBS service providers to achieve Y2K compliance could necessitate that the Company find a suitable replacement. While the Company believes that suitable replacements could be obtained, there is no assurance that this could be done in a timely and cost effective manner.

Various systems at the real property level do not relate to information technology but could impact the underlying real property operations. These systems include telecommunications, security, HVAC, fire and safety systems, lighting and electrical systems, elevator systems and systems for power supply. The Company does not expect to be in a position to adequately evaluate these kinds of risks other than through inquiries of its service providers and third party vendors.

CONTINGENCY PLANS

The Company currently does not have a contingency plan in place. Once the Company completes evaluation of responses from its major service providers and third party vendors, it will consider development of contingency plans.

There can be no assurance that the impact of any failure of the Company or its borrowers, tenants, service providers or any third party vendors to be Y2K compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.


MARKET CONDITIONS

The current flat yield curve and low level of long-term interest rates has hindered the Company's ability to continue to obtain whole mortgage loans at unleveraged yields and in volumes consistent with expectations that existed at the time of the Company's initial public offering. The Company did not acquire any mortgage loans from SPB during the third quarter and may not be able to acquire mortgage loans from SPB in the future at volume and yield levels consistent with previous acquisitions.

Current conditions in the capital and equity markets for mortgage REITs has made permanent financing transactions extremely difficult and more expensive than earlier in the year. Consequently, there can be no assurance that the Company will be able to effectively fund future growth.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF FINANCING AND LIQUIDITY, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, CREDIT RISK MANAGEMENT, ASSET/LIABILITY MANAGEMENT, THE FINANCIAL AND SECURITIES MARKETS, AND OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, THE OTHER RISKS DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, FILED WITH THE SEC, THE COMPANY'S QUARTERLY REPORTS ON FORM 10-Q FILED WITH THE SEC ON NOVEMBER 26, 1997, MAY 15, 1998 AND AUGUST 14, 1998, THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC ON MARCH 31, 1998 AND OTHER FILINGS MADE BY THE COMPANY WITH THE SEC. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 1998, the Company had $275,000 in outstanding borrowings under the warehouse line. The Company has been notified that the warehouse line will not be extended beyond the line's March 29, 1999 maturity date. The Company is presently working on a securitization transaction, the proceeds of which would be used to repay the warehouse line, and is also seeking other warehouse lending arrangements. There can be no assurance that the aforementioned securitization will be successfully completed or that the Company will be able to secure replacement financing at favorable rates to meet the Company's liquidity needs. The Company is subject to exposure from fluctuations in interest rates under the warehouse line. In addition, adverse changes in interest rates could negatively impact (a) the value of the Company's portfolio of mortgage loans and investments in CMBS securities, (b) the levels of interest income to be derived from these assets and (c) the cost of borrowing under permanent or interim financing that may be obtained in the future.

The Company's interest rate swap provides for the collection of interest based on one-month LIBOR and the payment of interest based on a fixed interest rate of approximately 5.99%. The interest payments are computed on the notional balance of $73,768 at September 30, 1998, which declines thereafter over a period of less than ten years. There can be no assurance that the swap will adequately protect the Company's exposure to interest rate risk on borrowings.

The Company's CMBS interests are secured by adjustable and fixed interest rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior securities holders will be made before the Company receives its payments. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's CMBS interests. While the Company has invested in various classes of CMBS interests, including interest only securities, in order to diversify its exposure to such uncertainties, there can be no assurance that the Company's strategy will be successful.

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

The Company's financial instruments as of September 30, 1998 are comprised of mortgage loans, securities available-for-sale, all outstanding borrowings and an interest rate swap arrangement. The Company believes that the carrying amount of its mortgage loans, securities available-for-sale and outstanding borrowings are a reasonable approximation of the estimated fair value of such financial instruments as of September 30, 1998. Management believes that the estimated net present value cost of the swap arrangement was $2,614 as of September 30, 1998. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the estimates were made as of September 30, 1998 and, therefore, current estimates of fair value may differ significantly from the estimates noted above.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On September 18, 1998, the Company's Board of Directors declared a dividend pursuant to the Company's preferred share purchase rights plan, as further described in the fourth paragraph of Item 2, Part I of this Form 10-Q.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

Exhibit 27 - Financial Data Schedule

(b)  REPORTS ON FORM 8-K

A Form 8-K was filed with the Commission on July 10, 1998 with the Company's press release covering investments made during the quarter ended June 30, 1998.

A Form 8-K was filed with the Commission on August 3, 1998 with the Company's press release covering earnings for the period ended June 30, 1998.

A Form 8-K was filed with the Commission on August 31, 1998 with the Company's press release covering the Company's repurchase of its common stock.

A Form 8-K was filed with the Commission on September 21, 1998 with the Company's press releases covering an unsolicited proposal from Wilshire Real Estate Investment Trust Inc. to negotiate a merger between Wilshire and the Company and the Company's rejection of that proposal and other matters.

A Form 8-K was filed with the Commission on September 22, 1998 covering the Company's preferred share purchase rights plan.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

Date: November 13, 1998

/s/ Mark S. Karlan
------------------
MARK S. KARLAN, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Meltzer
-------------------
MICHAEL MELTZER, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER           DESCRIPTION
--------------      ---------------------
    4.1*            Amendment to the Bylaws of Imperial Credit Commercial
                    Mortgage Investment Corp.

    4.2*            Agreement, dated as of September 21, 1998, between Imperial
                    Credit Commercial Mortgage Investment Corp. and U.S. Stock
                    Transfer Corporation, as Rights Agent, including the form of Articles Supplementary as Exhibit A, the form of Right
                    Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C.

   27               Financial Data Schedule

--------------------------------------------------------------------------------

* Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 22, 1998.