Form 10-K/A
period 1997-12-31
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-01-13
CIK 1042824

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      Part I
 Item 1.  Business                                                           3
 Item 2.  Properties                                                         6
 Item 3.  Legal Proceedings                                                  7
 Item 4.  Submission of Matters to a Vote of Security Holders                7

                                      Part II
 Item 5.  Market For Registrant's Common Equity and Related Stockholder
          Matters                                                            7
 Item 6.  Selected Consolidated Financial Data                               8
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8
 Item 7a. Quantitative and Qualitative Disclosures About Market Risk        12
 Item 8.  Financial Statements and Supplementary Data                       13
 Item 9.  Changes in and Disagreements with Accountants and Financial
          Disclosure                                                        27

                                     Part III
 Item 10. Directors and Executive Officers of the Registrant                27
 Item 11. Executive Compensation                                            31
 Item 12. Security Ownership of Certain Beneficial Owners and Management    31
 Item 13. Certain Relationships and Certain Transactions                    32

                                      Part IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K                                                               39


The Company's annual report on Form 10-K for the year ended December 31, 1997 is being amended hereby to clarify certain disclosures made as of December 31, 1997.

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

Investments

  The Company invests primarily in real estate related assets with a view to maximizing income for distribution to stockholders and stockholder value, consistent with levels of risk that are perceived by the Company to be acceptable. The Company determines whether risk levels are acceptable in making investment decisions through asset and collateral analyses and by evaluating investment risks and potential rewards. Pending investment of its funds in real estate related assets, the Company has invested its funds in readily marketable securities or interest-bearing deposit accounts, consistent in each case with maintaining ICCMIC's status as a REIT.

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

  The Company, in consultation with the Manager, may establish underwriting criteria for evaluating potential investments and, if such underwriting criteria are established, the Company, in consultation with the Manager, may modify such underwriting criteria at any time and from time to time. The Company's policy generally is to offer a price for each asset that it contemplates acquiring not greater than the price that the Manager estimates to be sufficient to generate an acceptable risk-adjusted return to the Company from the acquisition of that asset. The Company is permitted to take an opportunistic approach to its investments, and may acquire any of the types of assets described in the Guidelines if the Company and the Manager determine that to do so would be in the Company's best interests. The Company has not set predefined limits on the percentage of its assets that may be invested in any particular asset type described in the Guidelines (except for a 20% limit on foreign assets), so that the Company may react to opportunities that are created by changes in market conditions in considering potential investments and financing techniques.

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

  The Company maintains a relationship with Imperial Credit and SPB in which the Company is a ready, willing and able purchaser of not only pools of Mortgage Loans, but also CMBS interests and mezzanine loans that may be offered from time to time by Imperial Credit and SPB. The Company has not identified other types of assets to be purchased from Imperial Credit and its affiliates, but it would consider purchasing any assets in accordance with the Guidelines. Although no binding commitment exists on the part of Imperial Credit, SPB or the Company regarding the sale and purchase of such assets, the Company expects to be able to purchase such assets from Imperial Credit and SPB on terms and at prices meeting the Company's investment criteria. The Company expects that Imperial Credit and SPB will offer to sell assets to the Company on terms and at prices that will be fair to both parties. The Independent Directors of the Board specifically approved the acquisition of the Initial Investments, and review on a quarterly basis all of the Company's transactions with Imperial Credit and its affiliates.

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

Leverage

  To create yields commensurate with its investment objectives, the Company intends to leverage its assets primarily through warehouse lines of credit, the issuance of collateralized mortgage obligations ("CMOs"), reverse repurchase agreements and other borrowing arrangements, pledging its assets as collateral security for its repayment obligations. The Company intends to use the proceeds from securitizations and other borrowings to invest in additional Mortgage Loan Instruments, Real Property, CMBS interests and other assets and, in turn, to borrow against such assets and to repeat the process of borrowing and investing until it has significantly leveraged its portfolio of assets. The Company expects a substantial portion of its cash flow to consist of the difference between the interest income generated by its Mortgage Loans and CMBS interests and the interest expense incurred with respect to such borrowings, net of hedging and other costs. The Company may hedge all or a portion of the interest rate risk associated with its borrowings through the use of interest rate protection products. Any such techniques are subject to risks and may affect the Company's earnings adversely. The Company may bear a level of interest rate risk that otherwise could be hedged when the Manager believes, based on all relevant facts, that bearing such risk is prudent. No assurances can be made that the Company's investment and leverage strategy can be implemented or will be successful. The Company had no outstanding borrowings or derivative instruments at year-end and thus at December 31, 1997, had not leveraged any of its assets.

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

  Repurchase agreements. Prior to investing the net proceeds raised from the its initial public offering in longer-term investments, the Company entered into repurchase agreements with three U.S. investment banks whereby the Company purchased securities from the counterparty (investment bank) and agreed to resell the securities back to the counterparty (who would repurchase those securities) at a specified future date, usually overnight or within one week of the original purchase. Repurchase agreements are recorded at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect the Company in the event of a default by the counterparty.

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

Funds From Operations ("FFO")

  In general, FFO adjusts net earnings by adding back non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. The Company generally considers FFO an appropriate supplementary measure of operating performance of a REIT because that measure does not recognize as an operating expense (i) compensation expense related to stock options issued to the Manager and (ii) depreciation of real property, which management believes is not meaningful in the evaluation of income-producing real property, which historically has not depreciated in value. While operating charges for depreciation and amortization, stock option compensation expense and non-recurring gains and losses are valid and significant components for determining operating results in accordance with generally accepted accounting principles ("GAAP") and while the Company's financial condition, results of operations and cash flows determined under GAAP are the primary measurement tools for understanding and assessing the Company's financial performance, the consideration of FFO as a supplement to these primary tools provides investors with an additional means to assess the ability of a REIT to meet dividend requirements, fund commitments, fund capital expenditure needs and meet debt service requirements. However, the Company's computation of FFO may not be comparable to other similarly titled measures of other companies and FFO should not be construed as an alternative to operating results or cash flows determined pursuant to GAAP. The Company's increase or decrease in FFO should be considered in conjunction with trends in the Company's primary measurement tools as well as dividends, debt incurred, new investments or acquisitions, capital expenditures and other factors.

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

Item 8. Financial Statements and Supplementary Data

                                                                            Page
                                                                            ----
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

                     -------------------------------------

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

                                          KPMG Peat Marwick LLP

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

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

    For the period from July 31, 1997 (Inception) through December 31, 1997

                             (Dollars in thousands)

                                                         Unrealized
                                                          Gain on      Accrued
                           Number of          Additional Securities Distributions     Total
                            Shares     Common  Paid-In   Available- in Excess of  Stockholders'
                          Outstanding  Stock   Capital    For-Sale    Earnings       Equity
                          -----------  ------ ---------- ---------- ------------- -------------
Initial capitalization,
 July 31, 1997..........         100    $      $      2     $          $            $      2
Net proceeds from
 initial public offering
 on October 22, 1997....  34,500,000      3     479,306                              479,309
Purchase and retire
 initial shares.........        (100)                (2)                                  (2)
Change in unrealized
 gain on securities
 available-for-sale.....                                     169                         169
Stock options issued to
 Manager................                          2,550                                2,550
Net earnings............                                                 2,159         2,159
Cumulative dividends de-
 clared ($0.13 per
 share).................                                                (4,485)       (4,485)
                          ----------    ---    --------     ----       -------      --------
Balance, December 31,
 1997...................  34,500,000    $ 3    $481,856     $169       $(2,326)     $479,702
                          ==========    ===    ========     ====       =======      ========




          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

    For the period from July 31, 1997 (Inception) through December 31, 1997

                             (Dollars in thousands)

Cash Flows from Operating Activities:
Net Earnings....................................................... $   2,159
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization......................................        11
Amortization of premium on mortgage loans..........................        50
Amortization of discount on investment securities available-for-
 sale..............................................................    (1,404)
Stock options issued to Manager....................................     2,550
Net change in:
Accrued interest receivable........................................    (2,085)
Other assets.......................................................    (1,120)
Other liabilities..................................................    10,950
                                                                    ---------
Total Cash Provided by Operating Activities........................    11,111
                                                                    ---------
Cash (Used for) Investing Activities:
Purchases of investment securities available-for-sale..............   (60,000)
Payments received on investment securities available-for-sale......     2,252
Purchases of mortgage loans........................................  (273,051)
Principal reductions on mortgage loans.............................       992
                                                                    ---------
Total Cash Used for Investing Activities...........................  (329,807)
                                                                    ---------
Cash Provided by Financing Activities:
Proceeds from initial public offering, net.........................   479,309
                                                                    ---------
Total Cash Provided by Financing Activities........................   479,309
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

  The amortized cost and estimated fair value of the Company's investment securities available-for-sale are summarized as follows:

                                                  Gross      Gross    Estimated
                                      Amortized Unrealized Unrealized   Fair
   Security Description                 Cost       Gain       Loss      Value
   --------------------               --------- ---------- ---------- ---------
   CMBS interests:
   Non-investment grade rated
    subordinated interests...........  $34,405    $1,411     $   14    $35,802
   Investment grade rated senior
    interest only interests..........    6,642                  486      6,156
   Non-investment grade rated subor-
    dinated interest
    only interests...................    6,645                  532      6,113
   Non-rated subordinated interest
    only interests...................    1,987                  236      1,751
   Other non-rated subordinated
    interests........................    4,473        26                 4,499
                                       -------    ------     ------    -------
   Total CMBS interests..............   54,152     1,437      1,268     54,321
   Private equity REIT...............    5,000                           5,000
                                       -------    ------     ------    -------
   Total.............................  $59,152    $1,437     $1,268    $59,321
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

  The executive officers and directors of the Company are as follows:

   Name                      Age Position
   ----                      --- --------
   H. Wayne Snavely (2)       56 Chairman of the Board
   Kevin E. Villani (1)       49 Vice Chairman of the Board
   Mark S. Karlan             39 President and Chief Executive Officer,
                                 Director
   Patric H. Hendershott (2)  59 Independent Director
   Joseph A. Jaconi, Jr. (1)  53 Independent Director
   Louis H. Masotti (1)       63 Independent Director
   Kenneth A. Munkacy (2)     43 Independent Director
   Joseph R. Parise           39 Managing Director and Senior Vice President
   Norbert M. Seifert         41 Senior Vice President, General Counsel and
                                 Secretary
   Daniel J. Occelli          41 Senior Vice President
   Michael Meltzer            51 Chief Financial Officer and Treasurer

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

  For biographical information, see Item 10, "Directors and Executive Officers of the Registrant."

 Management Agreement

  ICCMIC entered into a Management Agreement with the Manager for an initial term expiring on the second anniversary of the Closing Date. Thereafter, successive extensions, each for a period of one year, may be made by agreement between ICCMIC and the Manager, subject to the affirmative vote of a majority of the Independent Directors. ICCMIC may terminate, or decline to renew the term of, the Management Agreement without cause at any time after the first two years upon 60 days written notice by a majority vote of the Independent Directors; provided that ICCMIC shall pay the Manager a termination fee determined by independent appraisal. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by ICCMIC and the Manager. If ICCMIC and the Manager are unable to agree upon an appraisal firm, then each of ICCMIC and the Manager is to choose an independent appraisal firm to conduct an appraisal. In such event, (i) if the appraisals prepared by the two appraisers so selected are the same or differ by an amount that does not exceed 20% of the higher of the two appraisals, the termination fee is to be deemed to be the average of the appraisals as prepared by each party's chosen appraiser, and (ii) if these two appraisals differ by more than 20% of such higher amount, the two appraisers together are to select a third appraisal firm to conduct an appraisal. If the two appraisers are unable to agree as to the identity of such third appraiser, either of the Manager or ICCMIC may request that the American Arbitration Association ("AAA") select the third appraiser. The termination fee then is to be the amount determined by such third appraiser, but in no event less than the lower of the two initial appraisals or more than the higher of such two initial appraisals.

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

  The management fees are payable in arrears. The Manager's base and incentive fees and reimbursable costs and expenses shall be calculated by the Manager within 45 days after the end of each quarter, and such calculation shall be promptly delivered to the Company. The Company is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter upon delivery of the aforementioned calculation. A base management fee of $940,000 and expenses and initial public offering costs of $989,000 were accrued and/or paid for the period ended December 31, 1997.

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

  The Management Agreement prohibits the Manager from managing or advising any REIT or other entity that invests or intends to invest primarily in commercial and multifamily Mortgage Loans or subordinated CMBS Interests, but it does not limit or restrict the right of the Manager to engage in any business or rendering services to REITs that compete in certain respects with the Company. While the Manager has not provided, and is unlikely in the near future to provide, any services to other REITs, the types of services that could be provided would include the rendering of advice in connection with the acquisition or commitment to acquire or sell real property, consultation regarding formulation of investment criteria, the furnishing of reports and research regarding such REIT's activities and other advisory services similar to those provided to the Company.

  The Company has acquired assets from Imperial Credit and its affiliates, and may continue to do so in the future. Any such acquisitions will be in accordance with the Guidelines. The terms of a particular transaction, however, will not be approved in advance by the Company's Independent Directors in all cases. The Independent Directors review any such transactions quarterly to insure compliance with the Guidelines, but in doing so they, by necessity, rely and likely will continue to rely primarily on information and analysis provided to them by the Manager. While it is envisioned that the Independent Directors will review such transactions after the fact, it is possible that the Manager might request approval in advance if a particular transaction is perceived as exceptionally significant to the Company or as presenting unusual risks. Management believes that the terms on which assets have been acquired by the Company from Imperial Credit and its affiliates are as favorable as could have been obtained from unrelated third parties.

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

  (b) Exhibits

   1.1+  Underwriting Agreement
   3.1*  Charter of the Company
   3.2+  Bylaws of the Company
         Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock Option
   10.1+ Plan
   10.2+ Management Agreement dated October 22, 1997 between the Company and
         Imperial Credit Commercial Asset Management Corp.
   10.3+ Agreement for Purchase and Sale of Real Estate Loans between Southern
         Pacific Bank and the Company dated as of October 1, 1997
   10.4+ Agreement for Purchase of Mortgage-Backed Securities between Southern
         Pacific Bank and the Company dated as of October 22, 1997
   10.5+ Agreement for Purchase of Mortgage-Backed Securities between Imperial
         Credit Industries, Inc. and the Company dated as of October 22, 1997
   27    Financial Data Schedule

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

                                     Imperial Credit Commercial Mortgage
                                      Investment Corp.

Date: January 13, 1999               By /s/        Mark S. Karlan
                                       -----------------------------------
                                                  Mark S. Karlan,
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ H. Wayne Snavely          Chairman of the Board and      January 13, 1999
____________________________________ Director
          H. Wayne Snavely

       /s/ Kevin E. Villani          Vice Chairman of the Board     January 13, 1999
____________________________________ and Director
          Kevin E. Villani

        /s/ Mark S. Karlan           President, Chief Executive     January 13, 1999
____________________________________ Officer and Director
           Mark S. Karlan

       /s/ Michael Meltzer           Chief Financial Officer        January 13, 1999
____________________________________ (Principal Financial and
          Michael Meltzer            Accounting Officer)

    /s/ Patric H. Hendershott        Director                       January 13, 1999
____________________________________
       Patric H. Hendershott
                                     Director
____________________________________
       Joseph A. Jaconi, Jr.

       /s/ Louis H. Masotti          Director                       January 13, 1999
____________________________________
          Louis H. Masotti

      /s/ Kenneth A. Munkacy         Director                       January 13, 1999
____________________________________
         Kenneth A. Munkacy