Form 10-Q/A
period 1998-09-30
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-01-13
CIK 1042824

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
Item 1.  Interim Financial Statements

Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997                                      3

Consolidated Statements of Earnings for the three and nine months ended September 30, 1998                      4

Consolidated Statement of Cash Flows for the nine months ended September 30, 1998                               5

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the nine
months ended September 30, 1998                                                                                 6

Notes to Consolidated Financial Statements                                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     20

Item 2.  Changes in Securities and Use of Proceeds                                                             20

Item 3.  Defaults Upon Senior Securities                                                                       20

Item 4.  Submission of Matters to a Vote of Security Holders                                                   20

Item 5.  Other Information                                                                                     20

Item 6.  Exhibits and Reports on Form 8-K                                                                      20

Signatures                                                                                                     20

The Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998 is being amended hereby to clarify certain disclosures made as of September 30, 1998.

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

On September 18, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.0001 per share, of the Company. The Rights dividend was payable on September 21, 1998 to stockholders of record at the close of business on that date. The description and terms of the Rights are set forth in an agreement between the Company and U.S. Stock Transfer Corporation, a copy of which was included as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on September 22, 1998. The Rights dividend was in response to an unsolicited merger proposal from Wilshire Real Estate Investment Trust Inc. and to enable the Company to induce potentially hostile suitors to negotiate terms with the Company's Board of Directors before initiating takeover attempts.

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

The Company's net interest income is determined by subtracting interest expense (other than on mortgage loans related to real property owned by the Company) from the interest income reflected above. Interest expense (not related to Company owned real property) aggregated $3,620 and $4,463 for the three and nine month periods ended September 30, 1998, respectively. Thus, the Company's net interest income amounted to $10,267 for the three months ended September 30, 1998 and $30,806 for the nine months ended September 30, 1998.

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

At September 30, 1998, the Company had outstanding borrowings of $339,702 and stockholders' equity of $419,914 resulting in a 0.81 to 1.0 debt to equity ratio.

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

The following table sets forth delinquency, loss and prepayment data for the mortgage loans underlying the Company's CMBS investments as of and for the periods ended September 30, 1998:

  CMBS investments                             $ 48,883

  Mortgage Loans:
  Original principal balance                    480,023
  Principal balance at 9/30/98                  374,570
  Delinquent principal balance at 9/30/98        11,125
  Delinquent balance percent at 9/30/98               3%
  Prepayments year to date                       59,378
  Prepayments for quarter                        25,287
  Losses year to date                               766

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

The Company's warehouse line of credit with Morgan Guaranty Trust Company of New York (a subsidiary of J.P. Morgan & Co. Incorporated ("JP Morgan")) provides a source of funds to the Company provided that adequate collateral is posted with the custodian and accepted by the custodian and the lender. Based on mortgage loans acquired from SPB and pledged as collateral and draws made as of September 30, 1998, the Company had $25,000 of available credit under the line as of September 30, 1998. During October the Company borrowed an additional $4,000 under this line leaving $21,000 available. The warehouse line expires on March 29, 1999, and the Company has been notified that the line will not be extended based on market related factors rather than any concerns specific to the Company. Therefore, the outstanding borrowings under this line will have to be repaid on or before March 29, 1999.

The Company presently is working in conjunction with JP Morgan on a securitization transaction covering the SPB mortgage loans in the Company's mortgage loan portfolio. Such a transaction would take the form of a financing with collateralized mortgage obligation bonds being issued and the proceeds being used to pay down outstanding borrowings under the warehouse line. The Company is also seeking other warehouse lending arrangements to finance future investing activities. There can be no assurance that the aforementioned securitization will be successfully completed or that the Company will be able to secure replacement financing at favorable rates to meet the Company's liquidity needs. The Company believes that it will have adequate sources of liquidity to maintain its current business. However, the ability of the Company to continue its growth is subject to completing its securitization and obtaining a replacement warehouse line of credit.

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

The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of approximately 5.99%. During the three months ended September 30, 1998, the Company paid monthly interest on the notional balance at an annual rate of 5.99%, which ranged from approximately $355 to $410 per month, and collected monthly interest at annual rates ranging from 5.59% to 5.67%, or about $339 to $392 per month. The net cost of the swap ranged from $16 to $20 per month and is included in interest expense in the Company's operating results. Such net cost was $50 and $68 for the three and nine months ended September 30, 1998, respectively. As of September 30, 1998, the approximate net present value cost of this swap was $2,614 and the notional balance was $73,768. There can be no assurance that this swap will adequately protect the Company's exposure to interest rate risk.

At September 30, 1998, the Company has an outstanding commitment to fund a mortgage loan for approximately $30,000. The Company plans to fund this commitment with cash on hand, available borrowings and anticipated future cash flow.

In light of current market conditions and certain dislocations in the capital markets (i.e., sudden, substantial declines in demand for securities in the CMBS markets), the Company currently is focusing its resources on enhancing overall liquidity, maintaining leverage at prudent levels, i.e., a debt to equity ratio of less than 2.0 to 1.0, and on successfully closing the aforementioned securitization. As a result, there can be no assurance that the Company will have adequate funds available to repurchase additional shares of its common stock and to take advantage of investment opportunities that become available.

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
                                                    ======       =======

MARKET CONDITIONS

The current flat yield curve and low level of long-term interest rates has hindered the Company's ability to continue to obtain whole mortgage loans at unleveraged yields (i.e., yields from mortgage loans before taking into account borrowing costs on borrowings used to finance the acquisition of such mortgage loans) and in volumes consistent with management's expectations that existed at the time of the Company's initial public offering. The Company did not acquire any mortgage loans from SPB during the third quarter and may not be able to acquire mortgage loans from SPB in the future at volume and yield levels consistent with previous acquisitions.

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

STATE OF READINESS

Since the Company's systems are new and are based on networked personal computers, management does not believe that Y2K compliance will present any material problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of Y2K issues on companies which are now servicing the Company's mortgage loan portfolio, companies that provide property management services for the Company's real property and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. We are in the process of contacting all of our major service providers and third party vendors regarding the state of their Y2K readiness. The Company has had preliminary oral discussions with certain third parties and affiliates and has not received any written responses. While the discussions have indicated that such third parties and affiliates are planning to achieve Y2K compliance, such compliance has not yet been achieved. We are also in the process of identifying and evaluating individual borrowers or tenants whose Y2K compliance failure could materially impact the Company.

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

The worst case Y2K scenario would be one in which various real property systems adversely impact real property operators throughout the United States in a manner that prevents such operators from meeting their debt service and other cash requirements. This in turn would limit the Company's collections of payments on mortgage loans and mortgage backed securities, as well as receipts from real property owned which, in turn, would hinder the Company's ability to meet its own debt service, dividend and other cash requirements. While the Company is not in a position to assess the likelihood of this scenario, if such a scenario were to take place, the Company would expect it to impact similarly many other real property owners, investors and mortgage holders.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 1998, the Company had $275,000 in outstanding borrowings under the warehouse line. The Company has been notified that the warehouse line will not be extended beyond the line's March 29, 1999 maturity date. The Company is presently working on a securitization transaction, the proceeds of which would be used to repay the warehouse line, and is also seeking other warehouse lending arrangements. There can be no assurance that the aforementioned securitization will be successfully completed or that the Company will be able to secure replacement financing at favorable rates to meet the Company's liquidity needs. The Company is subject to exposure from fluctuations in interest rates under the warehouse line. In addition, adverse changes in interest rates could negatively impact (a) the value of the Company's portfolio of mortgage loans and investments in CMBS securities, (b) the levels of interest income to be derived from these assets and (c) the cost of borrowing under permanent (i.e., borrowings obtained through a securitization) or interim
(i.e., borrowings obtained under warehouse lines or other short-term facilities) financing that may be obtained in the future. Adverse changes in interest rates in this context refers to (a) decreases in indices that are a basis for calculating interest on the Company's mortgage loans without corresponding decreases in indices that are a basis for calculating interest on the Company's borrowings as well as (b) increases in indices that are a basis for calculating interest on the Company's borrowings without corresponding increases in indices that are a basis for calculating interest on the Company's mortgage loans.

As noted above, the Company is subject to interest rate risk. The Company's mortgage loans that have been pledged as security under the Company's warehouse line include adjustable rate and fixed rate loans. The adjustable rate loans generally are subject to semi-annual interest rate adjustment based on changes in the underlying indices. While most of the adjustable rate loans are based on the six-month LIBOR index, others are based on the one-year constant maturity treasury and prime rates. The Company's warehouse borrowings are based on the one-month LIBOR index and are subject to monthly interest rate adjustment. Thus, most of the Company's pledged assets and all of the Company's warehouse borrowings are subject to interest rate adjustment based on LIBOR indices. The primary lack of interest rate correlation between the Company's pledged assets and related borrowings is due to the amount of fixed rate mortgage loans pledged as security under the warehouse line. In order to manage this exposure, the Company has entered into an interest rate swap agreement described below.

The Company's interest rate swap provides for the collection of interest based on one-month LIBOR and the payment of interest based on a fixed interest rate of approximately 5.99%. The interest payments are computed on a notional balance of $73,768 at September 30, 1998, which declines thereafter over a period of less than ten years. There can be no assurance that the swap will adequately protect the Company's exposure to interest rate risk on borrowings.

The Company's CMBS interests are secured by adjustable and fixed interest rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security is purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior securities holders will be made before the Company receives its payments. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's CMBS interests. Yield to maturity on the Company's CMBS interests in this context refers to the ultimate rate of return on the original investment based on the timing and amount of payments collected by the Company over the actual life of the applicable CMBS interest. The Company's CMBS interests primarily are either discount bonds or interest only certificates. Changes in interest rates generally impact the mortgage loans that serve as collateral for the CMBS interests. Increases in interest rates generally result in lower levels of borrower prepayments, which in turn generally would increase the yield to maturity on interest only certificates while decreasing the yield to maturity on discount bonds. Increases in interest rates also may result in higher levels of borrower delinquencies, which could lead to increased loan losses and which, depending on the severity of such losses, could reduce the yield to maturity on interest only certificates and on discount bonds. Decreases in interest rates generally result in higher levels of borrower prepayments, which in turn generally would reduce the yield to maturity on interest only certificates while increasing the yield to maturity on discount bonds. Decreases in interest rates also may result in lower levels of borrower delinquencies, which could lead to reduced loan losses and which, depending on the magnitude of the loss reduction, could enhance the yield to maturity on both types of CMBS interests. While the Company has invested in various classes of CMBS interests, including interest only securities, in order to diversify its exposure to such uncertainties, there can be no assurance that the Company's strategy will be successful.

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

Interest rates over the last few months have generally been relatively stable. While significant swings in interest rates are not expected over the near term, it is impossible to predict with certainty what interest rate levels will be in the future.

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