Form 10-K405
period 1998-12-31
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-03-31
CIK 1042824

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

                  For the fiscal year ended December 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from         to

                        Commission file number: 0-23089

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.
                       11601 Wilshire Blvd., Suite 2080
                             Los Angeles, CA 90025
                                (310) 231-1280

Incorporated in the State of Maryland    Employer Identification No. 95-4648345

       Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

             Title of each class                 Name of each exchange on which registered
       Common Stock, $0.0001 par value                    The Nasdaq Stock Market

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on March 27, 1999 on the Nasdaq Stock Market was approximately $227,280,625.

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common stock, $0.0001 par value--28,500,000 shares as of March 27, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Company's Proxy Statement (Commission file number 0-23089) relating to its 1999 Annual Meeting are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      Part I
 Item 1.  Business                                                           3
 Item 2.  Properties                                                         8
 Item 3.  Legal Proceedings                                                  8
 Item 4.  Submission of Matters to a Vote of Security Holders                8
                                      Part II
          Market For Registrant's Common Equity and Related Stockholder
 Item 5.  Matters                                                            9
 Item 6.  Selected Consolidated Financial Data                              10
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations                                         11
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk        19
 Item 8.  Financial Statements and Supplementary Data                       23
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure                                          47
                                     Part III
 Item 10. Directors and Executive Officers of the Registrant                47
 Item 11. Executive Compensation                                            51
 Item 12. Security Ownership of Certain Beneficial Owners and Management    51
 Item 13. Certain Relationships and Certain Transactions                    51
                                      Part IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K                                                               59

               Where To Find Documents Incorporated By Reference

  Imperial Credit Commercial Mortgage Investment Corp. files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Interested parties may read and copy any reports, statements or other information that ICCMIC files with the SEC at the SEC's public reference rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. These SEC filings are also available to the public from commercial document retrieval services at the Internet world wide web site maintained by the SEC at "http://www.sec.gov."

                                    PART I

Item 1. Business

General

  Imperial Credit Commercial Mortgage Investment Corp. ("ICCMIC") was organized as a Maryland corporation on July 31, 1997, commenced operations on October 22, 1997, the date of completion of its initial public offering, and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Imperial Credit Commercial Asset Management Corp. (the "Manager"), a wholly-owned subsidiary of Imperial Credit Industries, Inc. ("Imperial Credit"), manages the day-to-day operations of ICCMIC, subject to the supervision of ICCMIC's Board of Directors (the "Board").

  ICCMIC has acquired investments from Imperial Credit, Southern Pacific Bank ("SPB"), a wholly-owned subsidiary of Imperial Credit formerly known as Southern Pacific Thrift & Loan Association, and Franchise Mortgage Acceptance Company ("FMAC"), a 38%-owned affiliate of Imperial Credit, as well as from independent third parties. The following diagram illustrates the relationships among ICCMIC, Imperial Credit and their affiliates.

  [DIAGRAM OF RELATIONSHIPS AMONG ICCMIC, IMPERIAL CREDIT AND OTHER AFFILIATES]
--------
(1) ICCMIC's outstanding Common Stock is held by Imperial Credit
    (approximately 11%) and various public stockholders (including certain directors, officers and employees of ICCMIC, the Manager and Imperial Credit, members of their respective immediate families and certain other persons).
(2) The Manager has entered into a Management Agreement with ICCMIC, pursuant to which the Manager formulates operating strategies and provides certain managerial and administrative functions for the Company, subject to the supervision of ICCMIC's Board of Directors.
(3) Imperial Credit, SPB and FMAC have sold loans and securities to ICCMIC for cash.
(4) See the following paragraph for a description of ICCMIC's subsidiaries.

  ICCMIC has established various subsidiaries to hold real estate investments and for other purposes. The real estate subsidiaries are comprised of three wholly-owned C corporations, six wholly-owned limited liability companies, one indirect wholly-owned limited partnership and two substantially wholly-owned foreign corporations (treated as partnerships for income tax purposes) which collectively hold the twenty one real property investments of ICCMIC. The other subsidiaries, all wholly-owned, are Imperial Credit Commercial Mortgage Acceptance Corp., formed for securitization transactions, a limited liability company formed in connection with a mortgage loan originated by ICCMIC and a C corporation formed for the potential holding of any real estate which might be obtained through foreclosure proceedings. References herein to the "Company" refer to ICCMIC and its subsidiaries unless the context requires otherwise.

  In October 1997, the Securities and Exchange Commission (the "SEC") declared effective ICCMIC's Registration Statements on Form S-11 (File Nos. 333-32683 and 333-38015) relating to the initial public offering of 34,500,000 shares of ICCMIC's Common Stock at an initial public offering price of $15.00 per share. As part of ICCMIC's initial public offering, 2,970,000 shares of Common Stock were sold to Imperial Credit and approximately 500,000 shares of Common Stock were sold to certain directors, officers and employees of the Company, the Manager and Imperial Credit and members of their respective immediate families, in each case net of the underwriting discount. On October 22, 1997, ICCMIC completed the offering of the 34,500,000 shares including 4,500,000 shares to cover over-allotments, with gross proceeds of $513.9 million and net proceeds to ICCMIC of $479.3 million. During 1998, the Company repurchased 6,000,000 shares of its Common Stock at an average price of $9.39 per share, pursuant to previous authorizations of the Board.

Forward-Looking Statements

  Certain statements contained herein are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended. These forward-looking statements may be identified by reference to a future period(s) or by the use of forward-looking terminology--such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. The Company's actual results could differ materially from those anticipated in such forward-looking statements due to a variety of factors, including, but not limited to, changes in national, regional or local economic environments, competitive products and pricing, government fiscal and monetary policies, changes in prevailing interest rates, the course of negotiations, the fulfillment of contractual conditions, factors inherent to the valuation and pricing of interests in commercial mortgage-backed securities, other factors generally understood to affect the real estate acquisition, mortgage and leasing markets and security investments, and the other risks detailed in ICCMIC's Registration Statement on Form S-11, as amended, filed with the SEC, periodic reports on Forms 10-Q, 8-K and 10-K and any amendments with respect thereto filed with the SEC and other filings made by ICCMIC with the SEC. ICCMIC does not undertake, and specifically disclaims any obligation, to publicly release the results of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Investments

  The Company invests primarily in real estate related assets with a view to maximizing both income for distribution to stockholders and stockholder value, consistent with levels of risk that are perceived by the Company to be acceptable. The Company determines whether risk levels are acceptable in making investment decisions through asset and collateral analyses and by evaluating investment risks and potential rewards. Pending investment of its funds in real estate related assets, the Company has invested its funds in readily marketable securities or interest-bearing deposit accounts, consistent in each case with maintaining ICCMIC's status as a REIT.

  The Company's real estate related assets primarily consist of multifamily and commercial mortgage loans ("Mortgage Loans"), commercial Real Property (as defined below), and interests in multifamily and commercial mortgage-backed securities ("CMBS"). A majority of the Mortgage Loans and all of the CMBS interests were acquired from Imperial Credit and its affiliates. The Company has determined that it operates in four principal business segments for financial reporting purposes. These four business segments are small balance Mortgage Loan pools acquired, individual large balance Mortgage Loans originated or acquired, Real Property and securities available-for-sale. Further business segment information is presented in note 13 to the Company's consolidated financial statements included elsewhere herein (the "Financial Statements").

  As of December 31, 1998, the Company's real estate related investments included $556.6 million ($552.9 million principal balance) of Mortgage Loans carried at amortized cost less an allowance for loan losses, $107.7 million of real property carried at cost less accumulated depreciation, and $57.7 million of securities available-for-sale, carried at estimated fair value. The Mortgage Loans were secured by properties in 40 states and included 968 multifamily loans ($270.2 million principal balance), 374 commercial loans ($264.7 million principal balance) and one construction loan participation ($18.0 million principal balance). The Mortgage Loans included 741 variable interest rate loans and 602 fixed interest rate loans. A total of 38 out of 1,343 loans were over 90 days past due as of December 31, 1998 (see note 3 to the Financial Statements). Loans held at December 31, 1998 that ICCMIC acquired from affiliated companies included 985 Mortgage Loans ($353.5 million principal balance) that it acquired from SPB and 55 loans ($54.5 million principal balance) that it acquired from FMAC.

  Securities available-for-sale at December 31, 1998 included $46.7 million of CMBS interests that were acquired from Imperial Credit and SPB upon the closing of ICCMIC's initial public offering, $6.0 million of asset-backed subordinated notes issued by FMAC as part of a securitization and a $5 million investment in common stock of a private equity REIT.

  The Company acquired approximately $108.0 million of real property during the year ended December 31, 1998. The real property consists of (i) the Mission Marketplace, a 343,000 square foot shopping center in Oceanside, California, (ii) the Atrium Tower, a 149,000 square foot office building in Las Vegas, Nevada, (iii) The Terraces, a 178,000 square foot shopping center in Rancho Palos Verdes, California, (iv) seventeen properties in Arizona, Texas and New Mexico subject to "triple-net" leases with the Ugly Duckling Corporation and (v) a 106,000 square foot office building in a suburb of Paris, France.

  The Company may acquire additional Mortgage Loans and CMBS interests from Imperial Credit, SPB and other affiliates and from independent third parties. The Company also may acquire real property assets directly from independent third parties. The purpose of any of these potential investments would be to increase the Company's earnings and dividend paying capacity.

  The following is a summary of the guidelines setting forth the general parameters for the Company's investments, borrowings and operations (the "Guidelines"). The Board (including a majority of the directors not affiliated with the Manager or its affiliates ("Independent Directors")) approved the Guidelines, and the Guidelines may be changed by the Board without a vote of the stockholders. The Manager is empowered to make the day-to-day investment decisions of the Company based on the Guidelines. Such investment decisions may include decisions to issue commitments on behalf of the Company to purchase Mortgage Loans, Real Property, CMBS interests and other assets meeting the investment criteria of the Company. The Independent Directors review all transactions of the Company on a quarterly basis to insure compliance with the Guidelines. The Independent Directors are likely to continue to rely substantially on information and analysis provided by the Manager to evaluate the Company's Guidelines, compliance therewith and other matters relating to the Company's investments, borrowings and operations.

  The Company, in consultation with the Manager, may establish underwriting criteria for evaluating potential investments and, if such underwriting criteria are established, the Company, in consultation with the Manager, may modify such underwriting criteria at any time. The Company's policy generally is to offer a price for each asset that it contemplates acquiring not greater than the price that the Manager estimates to be sufficient to generate an acceptable risk-adjusted return to the Company from the acquisition of that asset. The Company is permitted to take an opportunistic approach to its investments, and may acquire any of the types of assets described in the Guidelines if the Company and the Manager determine that to do so would be in the Company's best interests. The Company has not set predefined limits on the percentage of its assets that may be invested in any particular asset type described in the Guidelines (except for a 20% limit on foreign assets), so that the Company may react to opportunities that are created by changes in market conditions in considering potential investments and financing techniques.

  As of December 31, 1998, the Company had one investment outside of the United States, an office building located in a suburb of Paris, France, which represented less than 3% of the Company's total assets. The Company has an outstanding commitment to fund a second mortgage loan on an office park renovation in London, England near Heathrow Airport. This commitment is for approximately 18 million British pounds (approximately $30 million or 4% of total assets). The Company has no current plans to make any significant additional investments outside of the United States.

  At the time of the Company's initial public offering, SPB entered into an agreement granting to ICCMIC, for so long as the Management Agreement with the Manager (as described below) remains in effect, a right of first offer to purchase not less than $150 million annually of Mortgage Loans typical of loans originated by SPB, small balance Mortgage Loans (i.e., loans less than $3 million) secured by multifamily and commercial properties. The Company acquired in excess of $150 million of Mortgage Loans from SPB during each of 1997 and 1998; however, the Company has not acquired any Mortgage Loans from SPB after June 30, 1998. While the Company believes that pools of Mortgage Loans from SPB will continue to be appropriate investments for the Company given the Company's investment strategy and Guidelines, no assurance exists that the Company and SPB will be able to agree upon pricing for such Mortgage Loans or that future pools of Mortgage Loans from SPB will continue to fall within the Company's investment strategy and Guidelines.

  The Company maintains a relationship with Imperial Credit and SPB in which the Company is a ready, willing and able purchaser of not only pools of Mortgage Loans but also of CMBS interests and Mezzanine Loans (as defined below) that may be offered for sale from time to time by Imperial Credit and SPB. The Company has not identified other types of assets to be purchased from Imperial Credit and its affiliates, but it would consider purchasing any assets in accordance with the Guidelines. Although no binding commitment exists on the part of Imperial Credit, SPB or the Company regarding the sale and purchase of such assets, the Company would consider the purchase of such assets from Imperial Credit and SPB only on terms and at prices meeting the Company's investment criteria. The Independent Directors of the Board unanimously approved the acquisition of the investments acquired by the Company from Imperial Credit and SPB at the time of the Company's initial public offering and review on a quarterly basis all of the Company's transactions with Imperial Credit and its affiliates.

  The Company takes an opportunistic approach to its investments and, accordingly, the Company may invest in assets other than Mortgage Loans, Real Property and CMBS interests. This approach allows the Company to maintain flexibility so that other types of real estate related assets are considered for investment when the risk-adjusted return to the Company of such investment is acceptable given the nature and quality of the investment. The Company may originate or invest in loans secured by junior liens on real property ("Mezzanine Loans") and loans to finance the construction or rehabilitation of multifamily, commercial and other real property ("Construction Loans"). The Company may invest in multifamily and commercial mortgage loans that are in default ("Nonperforming Mortgage Loans") or for which default is likely or imminent or for which the borrower is making monthly payments in accordance with a forbearance plan ("Subperforming Mortgage Loans" and, together with Nonperforming Mortgage Loans and other distressed mortgage loans, "Distressed Mortgage Loans"). The Company may invest in mortgage loans secured by real property located outside the United States. Mortgage Loans, Mezzanine Loans, Construction Loans, Distressed Mortgage Loans, foreign mortgage loans and other mortgage loans are referred to collectively as "Mortgage Loan Investments."

  The Company may invest in multifamily, commercial and other real property ("Real Property"), including properties acquired at foreclosure or by deed-in-lieu of foreclosure ("REO Property") and other underperforming or otherwise distressed Real Property (all of such underperforming and distressed Real Property, together with REO Property, is referred to collectively as "Distressed Real Property"). In addition, the Company may invest in Real Property located outside the United States. Mortgage Loan Investments, CMBS interests and Real Property are referred to collectively as "Real Estate Related Assets." The Company has not made any investments in Distressed Mortgage Loans or Distressed Real Property and has no current plans to do so. The Company also may invest in assets unrelated to real estate, subject to REIT limitations under the Code. The Company has invested in a limited amount of assets unrelated to real estate, such as money market funds, that are within the REIT limitations under the Code, and may continue to do so.

  A summary of the Company's invested assets acquired from Imperial Credit and its affiliates and acquired from unrelated third parties as of December 31, 1998 and 1997 is presented in the following table (in millions of dollars).

                                                                  1998    1997
                                                                 ------  ------
     Mortgage Loans:
       Principal balance--affiliates............................ $408.0  $203.0
       Principal balance--third parties.........................  144.9    58.3
                                                                 ------  ------
       Total principal balance..................................  552.9   261.3
       Unamortized premium......................................   14.3    12.4
       Unearned loan fees.......................................   (2.6)    --
       Allowance for loan losses................................   (8.0)   (1.7)
                                                                 ------  ------
         Carrying Amount of Mortgage Loans......................  556.6   272.0
                                                                 ------  ------
     Real Property--third parties...............................  107.7     --
                                                                 ------  ------
     CMBS--affiliates...........................................   46.7    54.3
     Subordinated notes--affiliate..............................    6.0     --
     Equity REIT--third party...................................    5.0     5.0
                                                                 ------  ------
       Securities Available-for-Sale............................   57.7    59.3
                                                                 ------  ------
         Total Invested Assets.................................. $722.0  $331.3
                                                                 ======  ======

Leverage (Dollar amounts in thousands)

  To create yields commensurate with its investment objectives, the Company intends to continue to leverage its assets primarily through warehouse lines of credit, the issuance of collateralized mortgage obligations ("CMOs"), reverse repurchase agreements and other borrowing arrangements, pledging its assets as collateral security for its repayment obligations. The Company's business plan has been to use the proceeds from securitizations and other borrowings to invest in additional Mortgage Loan Investments, CMBS interests and other assets and, in turn, to borrow against such assets and to repeat the process of borrowing and investing until it has significantly leveraged its portfolio of assets. The Company expects a substantial portion of its cash flow to consist of the difference between the income generated by its assets and the interest expense incurred with respect to such borrowings, net of hedging and other costs. The Company may hedge all or a portion of the interest rate risk associated with its borrowings through the use of interest rate protection products. Any such techniques are subject to risks and may affect the Company's earnings adversely. The Company may bear a level of interest rate risk that could otherwise be hedged when the Manager believes, based on all relevant facts, that bearing such risk is prudent. As of December 31, 1998, the Company had an outstanding interest rate swap with a notional balance of $71,954 whereby the Company collects monthly interest based on one-month LIBOR and remits monthly interest based on a fixed rate of approximately 5.99%. The notional balance declines pursuant to a fixed amortization schedule through April 15, 2008. This interest rate swap serves as a hedge against the Company's floating rate debt and had a present value cost at December 31, 1998 of approximately $1,669. No assurances can be made that the Company's investment and leverage strategy can be fully implemented or will be successful.

  While there are no specific limits on the Company's leverage in the Guidelines, there are provisions dealing with leverage. The Guidelines generally provide, among other things, that (a) investments be made for which leverage is either in place at the time investments are made or, in the opinion of the Manager, readily obtainable,

(b) nonrecourse or limited recourse financing be obtained whenever reasonably possible, (c) the leverage ratio of the Company's overall indebtedness to its assets be at a level determined by the Company to be appropriate under the circumstances and (d) the Company's delegation to the Manager of the authority to arrange borrowings for the Company is subject to periodic review by the Board.

  As of December 31, 1998, the Company had outstanding borrowings of $279,000 under its secured warehouse line, $3,557 from a secured bank loan and $48,575 from mortgages secured by real property. These borrowings resulted in a debt to equity ratio of 0.81 to 1.00 or debt as a percent of total capitalization of 45% at December 31, 1998. At December 31, 1997, the Company had no borrowing arrangements or derivative instruments in effect.

Competition

  The Company is engaged in a business that is highly competitive and that may become more competitive in the future as others enter the market, which may affect adversely the Company's ability to achieve its investment objectives. In acquiring Real Estate Related Assets, the Company will compete with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, federal agencies and other entities purchasing similar assets, many of which have established operating histories and procedures, may have access to greater capital and other resources and may have other advantages over the Company in conducting certain businesses and providing certain services. There are several REITs similar to ICCMIC, and others may be organized in the future. The effect of the existence of additional REITs is to increase competition for the available supply of Real Estate Related Assets of the types the Company contemplates acquiring. The Company's net earnings will depend, in large part, on the Company's ability to acquire and originate Mortgage Loan Investments, Real Property and CMBS interests having yields that produce favorable spreads over the Company's borrowing costs. Increased competition for the acquisition of Mortgage Loan Investments, Real Property and CMBS interests or a reduction in the available supply of such assets could result in higher prices and thus lower yields, which could narrow (or make negative) the yield spread on such assets relative to the Company's borrowing costs. In addition, the Company's competitors may seek to establish relationships with the financial institutions and other firms from which the Company could acquire such assets. There can be no assurance that the Company will be able to acquire sufficient Real Estate Related Assets at favorable spreads relative to the Company's borrowing costs to achieve the Company's objectives. In addition, there can be no assurance that a supply of Real Estate Related Assets suitable for acquisition by the Company will continue to be available, or that changes in market conditions or applicable laws will not affect the availability of suitable Real Estate Related Assets.

Employees

  As of December 31, 1998, the Company had no employees. The Company is managed by the Manager. The Company is not a party to any collective bargaining agreement.

Item 2. Properties

  The Company's executive offices and administrative facilities occupy approximately 6,400 square feet of space in Los Angeles, California. The Company leases its facilities from an unaffiliated third party pursuant to a lease agreement expiring in 2002. Management believes that these facilities will be adequate for the Company's foreseeable needs.

Item 3. Legal Proceedings

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

  ICCMIC's Common Stock is listed on The Nasdaq Stock Market under the symbol ICMI. The high, low, and closing sale prices for the Common Stock for the period from October 17, 1997 through December 31, 1998 as reported by The Nasdaq Stock Market were as follows:

                                                                Stock Prices
                                                            --------------------
                                                             High   Low   Close
                                                            ------ ------ ------
     1997:
       Fourth quarter...................................... 19.125 14.375 14.625
     1998:
       First quarter....................................... 16.750 14.125 15.000
       Second quarter...................................... 16.500 12.875 13.063
       Third quarter....................................... 13.063  8.563  9.750
       Fourth quarter...................................... 10.375  6.500  9.375

  On March 27, 1999, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $8.9375 per share. As of March 27, 1999, there were approximately 2,700 holders of record (including holders who are nominees for an undetermined number of beneficial owners) of ICCMIC's Common Stock.

  To maintain its qualification as a REIT, ICCMIC is required to pay dividends to stockholders of at least 95% of its taxable income (which may not necessarily equal net earnings as calculated in accordance with generally accepted accounting principles ("GAAP")), determined without regard to the deduction for dividends paid and excluding any net capital gains. ICCMIC declares regular quarterly dividends. ICCMIC intends to distribute annually any taxable income remaining after the distribution of the regular quarterly or other dividends, on or prior to the first regular quarterly dividend payment date of the following taxable year. The Company's dividend policy is subject to revision at the discretion of the Board. Distributions in excess of those required for ICCMIC to maintain REIT status may be made at the discretion of the Board and would depend on the taxable earnings of ICCMIC, the financial condition of ICCMIC and such other factors as the Board deems relevant. ICCMIC has declared dividends based on 100% of its taxable income to date, has not declared any distributions in excess of this amount (i.e., return of capital distributions) and has no current plans to do so. The Board has not established a minimum distribution level.

  Distributions to stockholders generally will be taxable as ordinary income, although a portion of such distributions may be capital gains or may constitute a tax-free return of capital. ICCMIC will furnish annually to each of its stockholders of record a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

  The table presented below details the cash dividends declared by ICCMIC for 1997 and 1998.

                                         Amount
                                        Per Share  Record Date   Payment Date
                                        ---------  -----------   ------------
     1997--Initial period of
      operations.......................   $0.13    Dec. 31, 1997 Jan. 16, 1998
                                          =====
     1998:
       First Quarter...................   $0.24    Mar. 31, 1998 Apr. 14, 1998
       Second Quarter..................    0.28     Jul. 9, 1998 Jul. 23, 1998
       Third Quarter...................    0.33   Sept. 30, 1998 Oct. 14, 1998
       Fourth Quarter..................    0.33    Dec. 31, 1998 Jan. 21, 1999
                                          -----
         Year..........................   $1.18
                                          =====

  The aforementioned dividends were all ordinary income and reportable for the calendar years 1997 ($0.13 per share) and 1998 ($1.18 per share). The first quarter 1998 dividend of $0.24 per share included approximately $0.0075 per share of previously undistributed taxable income for 1997. The Company recently announced that its first quarter 1999 dividend of $0.30 per share included approximately $0.0054 per share of previously undistributed taxable income for 1998 and that the dividend would be paid on April 15, 1999 to stockholders of record on March 31, 1999.

Item 6. Selected Consolidated Financial Data

  The following selected consolidated (a) statement of earnings data for the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997 and (b) balance sheet data as of December 31, 1998 and 1997 were derived from the Company's consolidated financial statements audited by KPMG LLP, independent auditors, whose report with respect thereto appears elsewhere herein. Such selected financial data should be read in conjunction with those consolidated financial statements and the notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," also included elsewhere herein.

             Imperial Credit Commercial Mortgage Investment Corp.

                   For the year ended December 31, 1998 and
        period from July 31, 1997 (Inception) through December 31, 1997 and as of December 31, 1998 and 1997

                 (Dollars in thousands, except per share data)

                                                               1998       1997
                                                            ----------- --------
Statement of Earnings Data:
  Interest Income.......................................... $    49,737 $  6,467
  Real Property Rental Income..............................       7,684        0
                                                            ----------- --------
    Total Income...........................................      57,421    6,467
                                                            ----------- --------
Operating Expenses:
  Management fees..........................................       6,319      940
  Interest expense.........................................      11,165        0
  Provision for loan losses................................       6,300        0
  Write-down of securities available-for-sale..............       4,554        0
  Depreciation of real property............................       1,755        0
  Real property operating expenses.........................       1,872        0
  Due diligence expenses...................................       1,659      487
  Stock options issued to Manager and its employees........          97    2,550
  Other....................................................       1,456      331
                                                            ----------- --------
    Total Expenses.........................................      35,177    4,308
                                                            ----------- --------
    Net Earnings........................................... $    22,244 $  2,159
                                                            =========== ========
Earnings per share--Basic and diluted...................... $      0.68 $   0.06
                                                            =========== ========
Cash dividends declared per share.......................... $      1.18 $   0.13
                                                            =========== ========
                                                               1998       1997
                                                            ----------- --------
Balance Sheet Data:
Total invested assets...................................... $   721,982 $331,330
Total assets...............................................     757,174  495,137
Total outstanding borrowings...............................     331,132        0
Total liabilities..........................................     348,365   15,435
Total stockholders' equity................................. $   408,809 $479,702
Ratio of outstanding borrowings to stockholders' equity.... 0.81 to 1.0        0

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  ICCMIC was incorporated in Maryland on July 31, 1997 for the purpose of investing primarily in Mortgage Loans, Real Property and CMBS interests. The Company expects to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in Real Estate Related Assets. The Company continues to operate in a manner that permits it to maintain its status as a REIT for federal income tax purposes.

  On October 22, 1997, ICCMIC completed its initial public offering of 34.5 million shares, with gross proceeds of $513.9 million and net proceeds to ICCMIC of $479.3 million. The Company's sole activity through October 21, 1997 consisted of the organization and startup of the Company. As of December 31, 1997, ICCMIC had invested $331.3 million, or 69%, of the net proceeds of the initial public offering. As of December 31, 1998, ICCMIC had repurchased 6.0 million shares of its Common Stock at a cost of $56.3 million, had invested assets of $722.0 million and had outstanding borrowings of $331.1 million.

  The Company's invested assets are classified among four principal business segments; small balance Mortgage Loan pools acquired, individual large balance Mortgage Loans originated or acquired, Real Property and securities available-for-sale ("Securities"). The Company's invested assets as of December 31, 1998 and 1997 are presented in the following table (in thousands of dollars).

                                                                 1998     1997
                                                               -------- --------
   Mortgage Loan pools........................................ $470,142 $272,009
   Large Mortgage Loans.......................................   86,506        0
   Real Property..............................................  107,663        0
   Securities.................................................   57,671   59,321
                                                               -------- --------
     Total Invested Assets.................................... $721,982 $331,330
                                                               ======== ========

  As of December 31, 1998, the Company had outstanding borrowings of $331.1 million of which $279.0 million was secured by mortgage pools and $52.1 million was secured by real property. There were no outstanding borrowings as of December 31, 1997.

  During the year ended December 31, 1998, the Company's first full year of operations, the Company generated total revenue of $57.4 million, resulting in net earnings of $22.2 million or $0.68 per share of Common Stock diluted. During the Company's initial short period of operations from October 22, 1997 (date of commencement of operations) to December 31, 1997, the Company generated total revenue of $6.5 million, resulting in net earnings of $2.2 million or $0.06 per share of Common Stock diluted.

  Dollar amounts in the remainder of this Item 7, other than per share amounts, are expressed in thousands.

Results of Operations

 Year Ended December 31, 1998 Compared to Period From July 31, 1997 (Inception) to December 31, 1997 (Note that the Initial Short Period of Operations Substantively Commenced on October 22, 1997)

  Dividends Declared and Accrued Dividends In Excess Of Earnings. The Company declared dividends for the periods ended December 31, 1998 and 1997 of $36,948 and $4,485 ($1.18 and $0.13 per share of Common Stock), respectively. These dividends related to the Company's first full fiscal year ended December 31, 1998 and the Company's initial short period of operations from October 22, 1997 (date of commencement of operations) to December 31, 1997. As a result of these dividends, the Company incurred accrued dividends in excess of earnings of $14,704 and $2,326 for the periods ended December 31, 1998 and 1997, respectively. The increase from 1997 to 1998 is due to the start-up and growth of the Company's operations after the completion of its initial public offering, which closed on October 22, 1997, and the fact that 1998 was a full year of operations whereas 1997 was a period in which the Company had only ten weeks of operations (this explanation is hereinafter referred to as the Company's "Ramp-up").

  Interest Income. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported period.

                                                           For the period October 22,
                                For the year ended                    1997
                                December 31, 1998             to December 31, 1997
                          ------------------------------ ------------------------------
                          Interest Average   Annualized  Interest Average   Annualized
                           Income  Balance     Yield      Income  Balance     Yield
                          -------- -------- ------------ -------- -------- ------------
Mortgage Loan pools.....  $35,916  $419,083      8.57%    $1,676  $109,639      7.86%
Large Mortgage Loans....    4,396    43,695     10.06%       --        --        --
Securities..............    6,153    57,589     10.68%     1,403    54,505     13.24%
Repurchase agreements
 and interest
 bearing deposits.......    2,454    45,522      5.39%     3,388   314,832      5.53%
                          -------  --------               ------  --------
  Total.................  $48,919  $565,889      8.64%    $6,467  $478,976      6.94%
                                   ========               ======  ========
Additional interest from
 FMAC call..............      818
                          -------
  Total.................  $49,737
                          =======

  Net interest income for the periods is as follows:

                          Interest Interest Net Interest Interest Interest Net Interest
                           Income  Expense     Income     Income  Expense     Income
                          -------- -------- ------------ -------- -------- ------------
Mortgage Loan pools.....  $36,734  $  8,830   $27,904     $1,676       --     $1,676
Large Mortgage Loans....    4,396       383     4,013        --        --        --
Securities..............    6,153       --      6,153      1,403       --      1,403
Other...................    2,454        42     2,412      3,388       --      3,388
                          -------  --------   -------     ------  --------    ------
  Total.................  $49,737  $  9,255   $40,482     $6,467       --     $6,467
                          =======  ========   =======     ======  ========    ======

  The increase in interest income, interest expense and net interest income from 1997 to 1998 is due primarily to the Company's Ramp-up and the fact that the Company had no borrowings or interest expense in 1997. The increase in the yield on mortgage loan pools is due in part to the increase in interest rates on recently originated variable interest rate loans migrating out of initial teaser interest rates and the relative mix of higher interest rate loan portfolios outstanding during 1998 as compared to the 1997 short period. The decrease in yield on securities during 1998 as compared to the 1997 short period is due primarily to the higher yield in 1997 on the Company's interest-only securities (when such securities were newly issued) as compared to 1998.

  Interest expense on borrowings secured by Real Property is not included above.

  Real Property Rental Income. The following table sets forth information regarding rental income and operations for the year ended December 31, 1998 from the Company's Real Property, all of which is income producing. There were no Real Property operations in 1997 since all the acquisitions occurred during 1998. The 1998 operations are not indicative of future operations since the Company owned each Real Property interest for only a portion of the year.

   Real Property rental income.......................................... $7,684
   Less Real Property operating expenses................................  1,872
                                                                         ------
   Real Property operating income.......................................  5,812
   Less interest expense................................................  1,911
                                                                         ------
   Real Property income before depreciation.............................  3,901
   Less depreciation....................................................  1,755
                                                                         ------
   Income from Real Property before REIT management fee................. $2,146
                                                                         ======

  Operating Expenses. Management fees for the periods ended December 31, 1998 and 1997 of $6,319 and $940, respectively, were comprised solely of the 1% per annum base management fee paid to the Manager for the periods (as provided in the Management Agreement between the Company and the Manager). The Manager has earned no incentive management fee. In addition to the management fee, the Company incurred due diligence and asset acquisition expenses of $1,659 and $487 in 1998 and 1997, respectively. Other expenses were comprised of interest, insurance premiums, directors' fees, occupancy costs, investor relations expenses, professional fees and other miscellaneous expenses. The increase in expenses for 1997 to 1998 was due primarily to the Company's Ramp-up.

  The average outstanding borrowings for the year ended December 31, 1998 was $164,847 with interest expense of $11,165, and a resulting weighted average interest rate of 6.77%, and the highest amount outstanding during 1998 was $342,745. Weighted average borrowings, interest expense and resulting weighted average interest rates for 1998 by business segment were $131,321, $8,829 and 6.72% for small balance Mortgage Loan pools, $5,911, $383 and 6.48% for large Mortgage Loans, and $27,615, $1,911 and 6.92% for Real Property, respectively. There were no outstanding borrowings or related interest expense during the prior period ended December 31, 1997 since the Company had not fully invested the proceeds from its initial public offering.

  Operating expenses in 1998 included certain non-cash charges of $10,854 ($0.33 per share). These charges were comprised of (a) a $4,554 impairment write-down of the Company's CMBS interest-only securities to estimated fair value based primarily on accelerated prepayments of the underlying mortgage loan collateral as well as market conditions and (b) a $6,300 increase in the allowance for loan losses on the Company's Mortgage Loans primarily to address increased delinquencies on a multifamily and commercial loan portfolio previously acquired from an unaffiliated third party and to establish an allowance for loan losses on Mortgage Loans acquired or originated in 1998. There were no similar non-cash charges in 1997 for write-downs or provision for loan losses although the Company recognized a non-cash charge of $2,550 ($0.07 per share) for stock options issued to the Manager in 1997.

Changes in Financial Position

 December 31, 1998 Compared to December 31, 1997

  General. During the year ended December 31, 1998, total assets increased by $262,037. This increase was comprised of $288,964 of mortgage loans and accrued interest, $107,663 of real property, $4,275 of other assets, and $11,496 of cash and interest bearing deposits, offset by a decrease in repurchase agreements of $148,711 and securities available-for-sale of $1,650.

  Total liabilities increased by $332,930 to $348,365 during the period as a result of increases in (a) a secured warehouse facility of $279,000, (b) a secured bank loan of $3,557, (c) mortgage loans secured by real property of $48,575 and (d) increases in declared but unpaid dividends of $4,920, accrued management fees of $1,000, interest payable of $1,185 and deferred revenues and deposits of $1,546, offset by reductions in amounts due to an affiliate for mortgage loans acquired of $6,385 and various other payables of $468.

  Cash and interest bearing deposits. At December 31, 1998, the Company's total cash and interest bearing deposits aggregated $23,398, an increase of $11,496 over 1997. Cash deposits were comprised primarily of interest bearing deposits.

  Repurchase agreements. Prior to investing the net proceeds raised from the Company's initial public offering in longer-term investments, the Company entered into repurchase agreements with three major investment banks whereby the Company purchased securities from the counterparty (investment bank) and agreed to resell the securities back to the counterparty (who agreed to repurchase those securities) at a specified future date, usually overnight or within one week of the original purchase. Repurchase agreements are recorded at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risks associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their repurchase obligations. The Company monitors the market value of the underlying securities relative to the amounts due under the repurchase agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value of all collateral remains sufficient to protect the Company in the event of a default by the counterparty.

  The Company earned interest income of $2,454 and $3,388 during the year ended December 31, 1998 and the period October 22, 1997 to December 31, 1997, respectively, from its investment in interest bearing deposits and repurchase agreements. Of such income, the Company earned $2,077 and $2,186, respectively, from investments in repurchase agreements. No repurchase agreements were outstanding at December 31, 1998.

  Mortgage loans.

  The carrying amount of the Company's Mortgage Loans increased by $284,639 during the year ended December 31, 1998. This increase was due to the acquisition or origination of 608 new loans for $381,189 offset by 137 loan payoffs and other principal reductions totaling $88,392, amortization of premium of $1,858 and the addition to the allowance for loan losses of $6,300. The loan acquisitions included small balance Mortgage Loan pool acquisitions of $291,298, of which 575 loans for $288,404 were acquired from affiliates and 22 loans for $2,894 were acquired from unrelated third parties. Also, 11 large Mortgage Loans totaling $89,891 net of unearned fees were originated or acquired from unrelated third parties. Principal reductions and payoffs included $85,540 for small balance Mortgage Loan pools and $2,852 of reductions of large Mortgage Loans. Included in the small balance Mortgage Loan pool payoffs were 8 loans totaling $20,700 which were sold back to FMAC as a result of a call and resulted in additional interest income of $818. The loans acquired by the Company from FMAC are subject to put and call arrangements generally based on the purchase price of the subject loan plus accrued interest. The carrying amount of Mortgage Loans at December 31, 1997 was the result of acquisitions made during the 1997 short period.

  At December 31, 1998, 38 loans in the aggregate principal amount of $5,745 were over 90 days past due as compared to one loan in the amount of $116 at December 31, 1997. At December 31, 1998, these loans over 90 days past due had been placed on non-accrual and impaired status and approximately $510 of previously accrued interest income was reversed for the year then ended. Additions to the allowance for loan losses aggregated $6,300 for the year ended December 31, 1998. No additions to the allowance for loan losses were made during the period from October 22, 1997 to December 31, 1997 except for $1,727 established in connection with the acquisition of Mortgage Loans in 1997. The allowance for loan losses at December 31, 1998 represented 1.42% of the carrying amount of all Mortgage Loans and 1.40 times the amount of loans over 90 days past due. The allowance for loan losses at December 31, 1998 of $8,027 was allocated $7,497 to small balance Mortgage Loan pools and $530 to large Mortgage Loans.

  Real Property. During the year ended December 31, 1998, the Company acquired $107,954 of Real Property which consisted of (i) the Mission Marketplace, a 343,000 square foot shopping center in Oceanside, California, (ii) the Atrium Tower, a 149,000 square foot office building in Las Vegas, Nevada, (iii) The Terraces, a 178,000 square foot shopping center in Rancho Palos Verdes, California, (iv) seventeen properties in Arizona, Texas and New Mexico subject to "triple-net" leases with the Ugly Duckling Corporation and (v) a 106,000 square foot office building in a suburb of Paris, France. All property is carried at cost, net of accumulated depreciation. The California shopping centers were acquired subject to existing first mortgage loans and the office building in France was acquired with a contemporaneous first mortgage loan financing. The Real Properties are all performing and substantially leased. During 1998, the Company made Real Property improvements of $393 and experienced unrealized foreign exchange gains of $1,071.

  Securities available-for-sale. The decrease in securities available-for-sale of $1,650 during the year ended December 31, 1998 is due to $9,135 of interest payments, impairment losses of $4,554 and other unrealized losses of $209 offset by the purchase of non-investment grade rated subordinated notes of $6,096 from FMAC and discount amortization of $6,152.

  The Company's CMBS investments are carried at estimated fair value. Because there is no active market from which to derive a fair value, management estimates the fair values using a discounted cash flow methodology. The fair value of the CMBS is affected by prepayments of the underlying mortgage loan collateral, default and loss rates, and market yields and spreads. The impairment loss recognized in 1998 was largely the result of accelerated prepayments and narrowing spreads. Continued accelerated prepayments and changes in market spreads could result in further impairment losses.

  The following table sets forth delinquency, loss and prepayment data for the mortgage loan collateral underlying the Company's CMBS investments as of and for the periods ended December 31, 1998 and 1997:

                                                               1998      1997
                                                             --------  --------
   CMBS investments......................................... $ 46,678  $ 54,321
   Mortgage Loan Collateral:
   Original principal balance...............................  480,023   480,023
   Principal balance at December 31.........................  349,447   400,025
   Delinquent principal balance at December 31..............   10,722    16,086
   Delinquent balance percent at December 31................        3%        4%
   Prepayments year to date.................................   81,511    34,225
   Prepayments for quarter..................................   22,132    14,020
   Losses year to date......................................      845         0

  The Company includes its investments in FMAC subordinated notes and the common stock of a private equity REIT in securities available-for-sale. No dividends have been declared by this private equity REIT to date. The carrying amount of securities available-for-sale at December 31, 1997 was the result of acquisitions made during the 1997 short period.

  Borrowings under secured warehouse facility. As of December 31, 1998, borrowings under a warehouse line of credit with Morgan Guaranty Trust Company of New York were $279,000. The line of credit was primarily secured by $353,477 of Mortgage Loans acquired from SPB, generally bore interest at 90 basis points over one-month LIBOR and was to mature on March 29, 1999. The Company was notified in the fall of 1998 that the line would not be extended beyond its maturity date due to market related factors. Subsequent to December 31, 1998, the Company closed a collateralized mortgage obligation ("CMO") bond financing secured by certain SPB Mortgage Loans and paid off in full and terminated the warehouse line of credit. See notes 10 and 15 to the Company's consolidated financial statements for additional information with respect to the Company's borrowing arrangements and the CMO bond financing.

  Mortgage loans secured by real property. As of December 31, 1998, mortgage loans secured by Real Property were $48,575. These loans are secured by the Company's shopping centers in Oceanside, CA and Rancho Palos Verdes, CA and the Company's office building in France, bear interest at effective rates ranging from 4.50 % to 7.85% and have final maturity dates ranging from 2012 to 2027. The secured bank loan of $3,557 was incurred to finance a value added tax in connection with the Company's acquisition of the office building in France. Subsequent to December 31, 1998, the value added tax was refunded to the Company and the secured bank loan was paid off in full.

  Stockholders' equity. Stockholders' equity decreased $70,893 during the year ended December 31, 1998. This decrease was primarily attributable to dividends in excess of earnings of $14,704, the purchase of six million shares of the company's Common Stock at a cost of $56,338 and the change in unrealized gain
(loss) on securities available-for-sale of $209, offset by foreign currency exchange gains of $261.

Capital Resources and Liquidity

  Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund acquisitions and investments, repay borrowings and for other general business purposes.

The Company's primary sources of funds for liquidity consist of secured borrowings, principal payments and repayments at maturity on loans and securities and proceeds from the sales thereof. Management believes these sources of liquidity are sufficient to enable the Company to meet its obligations and loan funding commitments during 1999.

  The Company's operating activities provided cash of $19,160 during the year ended December 31, 1998. During 1998, cash resources from operating activities were provided primarily by net earnings before non-cash charges. The Company's investment activities used cash totaling $363,525 during 1998. During the year, cash flows from investment activities were used primarily to purchase Mortgage Loans, Real Property and securities available-for-sale. The Company's financing activities provided $207,150 of cash during 1998 and consisted primarily of borrowings under the Company's warehouse line of credit.

  The Company's warehouse line of credit with Morgan Guaranty Trust Company of New York made available a source of funds to the Company provided that adequate collateral was posted with the custodian and accepted by the custodian and the lender. As discussed above, this line of credit has been paid off in full and terminated.

  The Company has signed a non-binding term sheet for a new $300 million warehouse line of credit with a major investment bank subject to completion and execution of loan documentation. The Company expects to complete the execution of this new line of credit in the near future. However, the ability of the Company to continue its growth is subject to closing this new warehouse line of credit or alternative financing and successfully sourcing new investments that meet the Company's investment strategy and the Guidelines. There can be no assurance that the Company will have adequate funds available to take advantage of investment opportunities that may become available.

  As of December 31, 1998, the Company's $25,000 reverse repurchase loan facility with Merrill Lynch Mortgage Capital Inc. was not collateralized by the pledge of any of the Company's assets, there was no outstanding balance and there was no borrowing capacity under this facility. During 1998, the Company borrowed up to $14,400 under this facility when one of the Company's large balance Mortgage Loans was pledged as security. That Mortgage Loan is no longer pledged as security under this facility and any future borrowings under this facility would require the pledge of assets acceptable to the lender.

  The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of approximately 5.99%. During the year ended December 31, 1998, the Company paid monthly interest on the notional balance at the fixed annual rate, which ranged from approximately $343 to $410 per month, and collected monthly interest at annual rates ranging from 5.28% to 5.66%, or approximately $306 to $392 per month. The net cost of the swap ranged from $16 to $37 per month and is included in interest expense in the Company's operating results. Such net cost was $157 for the year ended December 31, 1998. As of December 31, 1998, the approximate net present value cost of this swap was $1,669 and the notional balance was $71,954. There can be no assurance that this swap will adequately protect the Company's exposure to interest rate risk.

  At December 31, 1998, the Company had outstanding commitments to fund Mortgage Loans for approximately $32,500, including a single commitment for 18,000 British pounds (approximately $30,000). The Company plans to fund these commitments with cash on hand and anticipated future cash flow.

  At December 31, 1998, there was a continuing authorization by the Board for the Company to acquire up to an additional six million shares of its Common Stock. Given the Company's outstanding funding commitments and current lack of substantial borrowing capacity, it is unlikely that the Company will repurchase additional shares of its Common Stock in the immediate future until unleveraged assets are financed or assets are sold.

Funds From Operations ("FFO")

  In general, FFO adjusts net earnings by adding back non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. The Company generally considers FFO an appropriate supplementary measure of operating performance of a REIT because that measure does not recognize as an operating expense (i) compensation expense related to stock options issued to the Manager and its employees and (ii) depreciation of real property, which management believes may not be meaningful in the evaluation of income-producing real property that historically has not depreciated in value. While operating charges for depreciation and amortization, stock option compensation expense and non-recurring gains and losses are valid and significant components for determining operating results in accordance with generally accepted accounting principles ("GAAP") and while the Company's financial condition, results of operations and cash flows determined under GAAP are the primary measurement tools for understanding and assessing the Company's financial performance, the consideration of FFO as a supplement to these primary tools provides investors with an additional means to assess the ability of a REIT to meet dividend requirements, fund investment commitments, fund capital expenditure needs and meet debt service requirements. However, the Company's computation of FFO may not be comparable to other similarly titled measures of other companies and FFO should not be construed as an alternative to operating results or cash flows determined pursuant to GAAP. The Company's increase or decrease in FFO should be considered in conjunction with trends in the Company's primary measurement tools as well as dividends, debt incurred, new investments or acquisitions, capital expenditures and other factors.

  In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

  For the periods ended December 31, 1998 and 1997, the Company's FFO was $24,096 and $4,709, respectively, or $0.74 and $0.14 per common share, respectively. The following table provides the calculation of the Company's FFO.

                                                                  1998    1997
                                                                 ------- ------
   Net Earnings................................................. $22,244 $2,159
   Depreciation of real property................................   1,755    --
   Add: Stock options issued to Manager and employees...........      97  2,550
                                                                 ------- ------
   FFO.......................................................... $24,096 $4,709
                                                                 ======= ======

Market Conditions

  The current flat yield curve and low level of long-term interest rates has hindered the Company's ability to continue to obtain whole mortgage loans at unleveraged yields (i.e., yields from mortgage loans before taking into account borrowing costs on borrowings used to finance the acquisition of such mortgage loans) and in volumes consistent with management's expectations that existed at the time of the Company's initial public offering. The Company did not acquire any mortgage loans from SPB during the third and fourth quarters of 1998 and may not be able to acquire mortgage loans from SPB or other parties in the future at volumes and yield levels consistent with previous acquisitions.

  Current conditions in the capital markets and equity markets for mortgage REITs has made permanent financing transactions more difficult and more expensive than during the first part of 1998. Consequently, there can be no assurance that the Company will be able to effectively fund future growth.

Year 2000

  The Company is aware of the issues associated with the Year 2000 ("Y2K") problem concerning existing computer systems. Y2K affects every computer system and subsystem the Company operates, both in-house and from independent servicers and vendors. The Y2K issue is whether the Company's computer systems will properly recognize the "00" and the prefix "20" dates when the year changes to 2000. Since many existing computer programs use only two digits to identify a calendar year field with the assumption that the first two digits are always "19", most computer systems that do not properly recognize the new prefix century date of "20" and year date of "00" could generate erroneous data or cause a computer system to fail. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunction to incorrect or incomplete processing. The Company believes that the Y2K compliance of the Company's information technology needs, such as computer hardware, software and subsystems is primarily dependent upon the Y2K compliance efforts and results of third party vendors and service providers.

 State of Readiness

  Since the Company's computer systems are new and are based on networked personal computers, management does not believe that Y2K compliance will present any material problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of Y2K issues on companies which are now servicing the Company's mortgage loan portfolios, companies that provide property management services for the Company's real property and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company is in the process of contacting all of its major service providers and third party vendors regarding the state of their Y2K readiness. The Company has had preliminary oral discussions with certain third parties and affiliates and has not received any written responses. While the discussions have indicated that such third parties and affiliates are planning to achieve Y2K compliance, such compliance has not yet been achieved. The Company is also in the process of identifying and evaluating individual borrowers or tenants whose Y2K compliance failure could materially impact the Company. The Company plans to complete this process during the third quarter of 1999.

 Costs to Address Y2K

  The Company has not incurred any costs to date regarding Y2K compliance. Management does not believe that the Company will likely incur material Y2K compliance costs because the Manager and the Company's service providers are believed to be responsible for such costs. No assurance can be given that all service providers will adequately achieve Y2K compliance or that replacements for deficient service providers can be obtained in a timely manner and without additional expense to the Company.

 Risk of Y2K

  The Company is a REIT which invests primarily in mortgage loans, real property and CMBS securities. The risk to the Company of Y2K is that any significant investment(s) could be negatively impacted by the failure of borrowers, tenants or service providers to achieve Y2K compliance in a manner that impedes their ability to meet contractual obligations and normal business needs related to real property and financial instruments underlying the Company's investments. Since the Company has a diverse portfolio of investments, the failure of any single borrower or tenant to achieve Y2K compliance generally is unlikely to have a material adverse effect on the Company's financial position and results of operations. However, a substantial loan or loans to a single borrower or a substantial property or properties leased to a single tenant could result in a Y2K problem with adverse consequences to the Company. Also, the failure of any of the Company's mortgage loan servicers, property managers or CMBS service providers to achieve Y2K compliance could necessitate that the Company find a suitable replacement. While the Company believes that suitable replacements could be obtained, there is no assurance that this could be done in a timely and cost effective manner.

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

 Contingency Plans

  The Company currently does not have a contingency plan in place. Once the Company completes evaluation of responses from its major service providers and third party vendors, it will consider development of contingency plans. The Company plans to have contingency plans in place during the third quarter of 1999.

  There can be no assurance that the impact of any failure of the Company or its borrowers, tenants, service providers or any third party vendors to be Y2K compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

  (Except as expressly indicated otherwise, information herein is as of December 31, 1998.)

  As of December 31, 1998, the Company had $279,000 in outstanding borrowings under a warehouse line of credit. The Company had been notified that the warehouse line would not be extended beyond its March 29, 1999 maturity date. The Company completed a securitization transaction in March 1999, the proceeds of which were used to repay the warehouse line, and the Company is seeking other warehouse lending arrangements. There can be no assurance that the Company will be able to secure new financing at favorable rates to meet the Company's future investment growth needs in accordance with the Company's investment strategies and Guidelines.

  Adverse changes in interest rates could negatively impact (a) the value of the Company's portfolio of mortgage loans and investments in CMBS securities,
(b) the levels of interest income to be derived from these assets and (c) the cost of borrowing under permanent (i.e., borrowings obtained through a securitization) or interim (i.e., borrowings obtained under warehouse lines or other short-term facilities) financing that may be obtained in the future. Adverse changes in interest rates in this context refers to (a) decreases in indices that are a basis for calculating interest on the Company's mortgage loans without corresponding decreases in indices that are a basis for calculating interest on the Company's borrowings, as well as (b) increases in indices that are a basis for calculating interest on the Company's borrowings without corresponding increases in indices that are a basis for calculating interest on the Company's mortgage loans.

  As noted above, the Company is subject to interest rate risk. The Company's mortgage loans that are pledged as security under permanent or interim financing arrangements include adjustable rate and fixed rate loans. The adjustable rate loans generally are subject to semi-annual interest rate adjustment based on changes in the underlying indices. While most of the adjustable rate loans are based on the six-month LIBOR index, others are based on the one-year constant maturity treasury and prime rates. The Company's permanent or interim borrowings generally are or are currently expected to be based on the one-month LIBOR index and subject to monthly interest rate adjustment. Thus, most of the Company's pledged assets and all of the Company's borrowings are subject to interest rate adjustment based on LIBOR indices. The primary lack of interest rate correlation between the Company's pledged assets and related borrowings is due to the amount of fixed rate mortgage loans pledged as security under the Company's borrowing arrangements. In order to manage this exposure, the Company has entered into an interest rate swap agreement described below.

  The Company's interest rate swap provides for the collection of interest based on one-month LIBOR and the payment of interest based on a fixed interest rate of approximately 5.99%. The interest payments are computed on a notional balance of $71,954 at December 31, 1998, which declines thereafter over a period of less than ten years. There can be no assurance that the swap will adequately protect the Company's exposure to interest rate risk on borrowings.

  The Company's CMBS interests are secured by adjustable and fixed interest rate commercial and multifamily mortgage loans. The yield to maturity on each security depends on, among other things, the price at which such security was purchased, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior securities holders will be made before the Company receives its payments. Changes in interest rates could impact prepayment rates as well as default rates, which in turn would impact the value and yield to maturity of the Company's CMBS interests. Yield to maturity on the Company's CMBS interests in this context refers to the ultimate rate of return on the original investment based on the timing and amount of payments collected by the Company over the actual life of the applicable CMBS interest. The Company's CMBS interests primarily are either discount bonds or interest only certificates. Changes in interest rates generally impact the mortgage loans that serve as collateral for the CMBS interests. Increases in interest rates generally result in lower levels of borrower prepayments, which in turn generally would increase the yield to maturity on interest only certificates while decreasing the yield to maturity on discount bonds. Increases in interest rates also may result in higher levels of borrower delinquencies, which could lead to increased loan losses and which, depending on the severity of such losses, could reduce the yield to maturity on interest only certificates and on discount bonds. Decreases in interest rates generally result in higher levels of borrower prepayments, which in turn generally would reduce the yield to maturity on interest only certificates while increasing the yield to maturity on discount bonds. Decreases in interest rates also may result in lower levels of borrower delinquencies, which could lead to reduced loan losses and which, depending on the magnitude of the loss reduction, could enhance the yield to maturity on both types of CMBS interests. While the Company has invested in various classes of CMBS interests, including interest only securities, in order to diversify its exposure to such uncertainties, there can be no assurance that the Company's strategy will be successful.

  The Company's mortgage loan portfolio includes fixed and variable interest rate commercial and multifamily mortgage loans. Fluctuations in interest rates may affect prepayment rates and default rates, notwithstanding any existing prepayment penalty or yield maintenance provisions, and such rate changes would in turn impact the value and yield to maturity of the Company's portfolio of mortgage loans. While the Company has attempted to mitigate such exposures by diversifying its loan portfolio in certain respects, there can be no assurance that this strategy will enable the Company to avoid adverse consequences in the future. In addition, the current low level of long-term interest rates has resulted in lower unleveraged yields on more recently acquired mortgage loan portfolios than on earlier acquired portfolios.

  Interest rates during the first quarter of 1999 generally have been relatively stable. While significant swings in interest rates are not expected over the near term, it is impossible to predict with certainty what interest rate levels will be in the future.

  The Company's financial instruments as of December 31, 1998 are comprised of mortgage loans, securities available-for-sale, all outstanding borrowings and an interest rate swap arrangement. The Company believes that the carrying amount of its mortgage loans, securities available-for-sale and outstanding borrowings are a reasonable approximation of the estimated fair value of such financial instruments as of December 31, 1998. Management believes that the estimated net present value cost of the swap arrangement was $1,669 as of December 31, 1998. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the estimates were made as of December 31, 1998 and, therefore, current estimates of fair value may differ significantly from the estimates noted above.

  The following discussion about the impact of hypothetical interest rate movements on the Company's stockholders' equity includes "forward-looking statements" that involve risk and uncertainties. Set forth below are management's projections of hypothetical net losses in fair value of stockholders' equity of the Company's market sensitive financial instruments if certain assumed changes in market rates and prices were to occur (sensitivity analysis). While the Company believes that the assumed market rate changes are possible in the near term, actual results may differ and the differences could be material. Based on the Company's overall exposure to interest rate risk, the Company believes that these changes in market rates would not materially affect the consolidated near-term financial position, results of operations or cash flows of the Company.

  Assuming immediate increases of 50 and 100 basis points in interest rates, the net hypothetical loss in fair value of stockholders' equity related to financial and derivative instruments is estimated to be $4.6 million and $9.2 million, or 1.1% and 2.3%, of total stockholders' equity, respectively, at December 31, 1998. The Company believes that an immediate interest rate shift of this magnitude represents an adverse scenario.

  The effect of interest rate risk on potential near-term net income, cash flow and fair value was determined based on models that project the impact of interest rate changes based on a range of factors, including duration and prepayment. Fair value was estimated based on the net present value of cash flows or duration estimates, using a representative set of possible future interest rate scenarios.

  The table presented below sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998 that are anticipated by the Company to reprice or mature in each of the future time periods shown. The amount of assets and liabilities shown which reprice or mature during a particular period was determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability.

                                                                       More than  More than
                                     More than   More than  More than   3 Years    5 Years                Non
                          3 Months  3 Months to 6 Months to 1 Year to     to         to      More than  Interest
                          or Less    6 Months     1 Year     3 Years    5 Years   10 Years   10 Years   Bearing    Total
                          --------  ----------- ----------- ---------  ---------  ---------  ---------  --------  --------
Interest-earning assets
Cash....................  $ 23,398                                                                                $ 23,398
Securities available for
 sale...................    57,671                                                                                  57,671
Mortgage Loans..........   241,542    141,136                  2,545                          180,180              565,403
                          --------   --------    --------   --------   --------   --------   --------   --------  --------
 Total interest-earning
  assets................   322,611    141,136         --       2,545        --         --     180,180        --    646,472
Less: Allowance for loan
 losses and deferrals...                                                                                  (8,755)   (8,755)
                          --------   --------    --------   --------   --------   --------   --------   --------  --------
Net interest-earnings
 assets.................   322,611    141,136                  2,545                          180,180     (8,755)  637,717
Non-interest earning
 assets.................                                                                                 119,457   119,457
                          --------   --------    --------   --------   --------   --------   --------   --------  --------
 Total assets...........  $322,611   $141,136         --    $  2,545        --         --    $180,180   $110,702  $757,174
                          ========   ========    ========   ========   ========   ========   ========   ========  ========
Interest-bearing
 liabilities
Secured warehouse
 facility...............   279,000                                                                                 279,000
Secured bank loan.......     3,557                                                                                   3,557
Mortgage loans secured
 by real property.......    14,119                                                             34,456               48,575
                          --------   --------    --------   --------   --------   --------   --------   --------  --------
 Total interest-bearing
  liabilities...........   296,676        --          --         --         --         --      34,456        --    331,132
Non-interest bearing
 liabilities............                                                                                  17,233    17,233
Shareholders' equity....                                                                                 408,809   408,809
                          --------   --------    --------   --------   --------   --------   --------   --------  --------
 Total liabilities and
  shareholders' equity..  $296,676        --          --         --         --         --    $ 34,456   $426,042  $757,174
                          ========   ========    ========   ========   ========   ========   ========   ========  ========
Interest rate
 sensitivity gap........  $ 25,935   $141,136         --    $  2,545        --         --    $145,724        --
Cumulative interest rate
 sensitivity gap........  $ 25,935   $167,071    $167,071   $169,616   $169,616   $169,616   $315,340   $315,340
Cumulative interest rate
 sensitivity gap as a %
 of total assets........      3.43%     22.07%      22.07%     22.40%     22.40%     22.40%     41.65%     41.65%
Cumulative net interest
 earning assets as a %
 of interest bearing
 liabilities............    108.74%    156.31%     156.31%    157.17%    157.17%    157.17%    195.23%    195.23%

Item 8. Financial Statements and Supplementary Data

                                                                           Page
                                                                           ----
Independent Auditors' Report..............................................  23
Consolidated Balance Sheets...............................................  24
Consolidated Statements of Earnings.......................................  25
Consolidated Statements of Changes in Stockholders' Equity and
 Comprehensive Income.....................................................  26
Consolidated Statements of Cash Flows.....................................  27
Notes to Consolidated Financial Statements................................  28

                     -------------------------------------

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Imperial Credit Commercial Mortgage Investment Corp.:

  We have audited the accompanying consolidated balance sheets of Imperial Credit Commercial Mortgage Investment Corp. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, changes in stockholders' equity and comprehensive income, and cash flows for the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Imperial Credit Commercial Mortgage Investment Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                          KMPG LLP

Los Angeles, California
February 4, 1999

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                   (Dollars in thousands, except share data)

                                                              1998      1997
                                                            --------  --------
Assets:
  Cash and interest bearing deposits....................... $ 23,398  $ 11,902
  Repurchase agreements....................................      --    148,711
  Mortgage loans, net of allowance for loan losses ($8,027
   and $1,727, respectively)...............................  556,648   272,009
  Real property, net of accumulated depreciation...........  107,663       --
  Securities available-for-sale, at estimated fair value...   57,671    59,321
  Accrued interest receivable..............................    6,410     2,085
  Other assets.............................................    5,384     1,109
                                                            --------  --------
    Total Assets........................................... $757,174  $495,137
                                                            ========  ========
Liabilities:
  Dividends payable........................................ $  9,405  $  4,485
  Accrued expenses, payables and other liabilities.........    7,828    10,950
  Borrowings under secured warehouse facility..............  279,000       --
  Borrowings under secured bank loan.......................    3,557       --
  Mortgage loans secured by real property..................   48,575       --
                                                            --------  --------
    Total Liabilities......................................  348,365    15,435
                                                            --------  --------
Commitments and contingencies
Stockholders' Equity:
  Common stock, par value $0.0001 per share. Authorized
   500,000,000 shares, 28,500,000 and 34,500,000 shares
   issued and outstanding , respectively...................        3         3
  Additional paid-in capital...............................  425,615   481,856
  Accumulated other comprehensive income...................      221       169
  Accrued dividends in excess of earnings..................  (17,030)   (2,326)
                                                            --------  --------
    Total Stockholders' Equity.............................  408,809   479,702
                                                            --------  --------
Total Liabilities and Stockholders' Equity................. $757,174  $495,137
                                                            ========  ========

          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                      CONSOLIDATED STATEMENTS OF EARNINGS

                  For the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997

        (Dollars in thousands, except share and earnings per share data)

                                                            1998        1997
                                                         ----------  ----------
Income:
  Mortgage loans........................................ $   41,130  $    1,676
  Securities available-for-sale.........................      6,153       1,403
  Repurchase agreements and interest bearing deposits...      2,454       3,388
                                                         ----------  ----------
    Total Interest Income...............................     49,737       6,467
  Real property rental income...........................      7,684         --
                                                         ----------  ----------
    Total Income........................................     57,421       6,467
                                                         ----------  ----------
Operating Expenses:
  Management fees.......................................      6,319         940
  Interest expense......................................     11,165         --
  Provision for loan losses.............................      6,300         --
  Write-down of securities available-for-sale...........      4,554         --
  Depreciation of real property.........................      1,755         --
  Real property operating expenses......................      1,872         --
  Due diligence expenses................................      1,659         487
  Stock options issued to Manager and its employees.....         97       2,550
  Other.................................................      1,456         331
                                                         ----------  ----------
    Total Expenses......................................     35,177       4,308
                                                         ----------  ----------
Net Earnings............................................     22,244       2,159
Dividends...............................................     36,948       4,485
                                                         ----------  ----------
Accrued dividends in excess of earnings................. $  (14,704) $   (2,326)
                                                         ==========  ==========
Earnings per share:
  Basic................................................. $     0.68  $     0.06
  Diluted...............................................       0.68        0.06
Weighted average common shares outstanding:
  Basic................................................. 32,570,974  34,500,000
  Diluted............................................... 32,588,634  34,678,550

          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME

                  For the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997

                   (Dollars in thousands, except share data)

                                                                                       Total
                           Number of                      Accumulated    Accrued   Stockholders'
                            Common            Additional     Other      Dividends   Equity and
                            Shares     Common  Paid-In   Comprehensive  In Excess  Comprehensive
                          Outstanding  Stock   Capital      Income     of Earnings    Income
                          -----------  ------ ---------- ------------- ----------- -------------
Initial capitalization,
 July 31, 1997..........         100    $--    $      2      $--        $    --      $      2
                                                                                     --------
Net earnings............                                                   2,159        2,159
Unrealized gain on
 securities available-
 for-sale...............                                      169                         169
                                                                                     --------
Comprehensive income....                                                                2,328
                                                                                     --------
Net proceeds from
 initial public offering
 on October 22, 1997....  34,500,000       3    479,306                               479,309
Purchase and retirement
 of initial shares......        (100)                (2)                                   (2)
Stock options issued to
 Manager and its
 employees..............                          2,550                                 2,550
Cumulative dividends
 declared ($0.13 per
 share).................                                                  (4,485)      (4,485)
                          ----------    ----   --------      ----       --------     --------
Balance, December 31,
 1997...................  34,500,000       3    481,856       169         (2,326)     479,702
                          ----------    ----   --------      ----       --------     --------
Net earnings............                                                  22,244       22,244
Change in unrealized
 gain (loss) on
 securities available-
 for-sale...............                                     (209)                       (209)
Foreign currency
 exchange gain..........                                      261                         261
                                                                                     --------
Comprehensive income....                                                               22,296
                                                                                     --------
Purchase of stock.......  (6,000,000)           (56,338)                              (56,338)
Stock options issued to
 Manager and its
 employees..............                             97
Cumulative dividends
 declared ($1.18 per
 share).................                                                 (36,948)     (36,948)
                          ----------    ----   --------      ----       --------     --------
Balance, December 31,
 1998...................  28,500,000    $  3   $425,615      $221       $(17,030)    $408,809
                          ==========    ====   ========      ====       ========     ========


          See accompanying notes to consolidated financial statements.

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the year ended December 31, 1998 and the period from July 31, 1997
                     (Inception) through December 31, 1997

                                 (In thousands)

                                                           1998       1997
                                                         ---------  ---------
Cash Flows from Operating Activities:
Net Earnings............................................ $  22,244  $   2,159
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
Depreciation and amortization...........................     1,850         11
Amortization of premium on mortgage loans...............     1,858         50
Amortization of discount on securities available-for-
 sale...................................................    (6,152)    (1,404)
Provision for loan losses...............................     6,300        --
Write-down of securities available-for-sale.............     4,554        --
Stock options issued to Manager and its employees.......        97      2,550
Net change in:
Accrued interest receivable.............................    (4,325)    (2,085)
Other assets............................................    (4,150)    (1,120)
Other liabilities.......................................    (3,116)    10,950
                                                         ---------  ---------
Total Cash Provided by Operating Activities.............    19,160     11,111
                                                         ---------  ---------
Cash Flows from Investing Activities:
Purchases of securities available-for-sale..............    (6,096)   (60,000)
Payments received on securities available-for-sale......     9,135      2,252
Purchases and originations of mortgage loans............  (381,189)  (273,051)
Principal reductions on mortgage loans..................    88,392        992
Purchase of real property and improvements, net of
 mortgage loans assumed.................................   (73,767)       --
                                                         ---------  ---------
Total Cash Used for Investing Activities................  (363,525)  (329,807)
                                                         ---------  ---------
Cash Flows from Financing Activities:
Dividends paid..........................................   (32,028)       --
Cash borrowings under secured warehouse facility........   279,000        --
Cash borrowings under secured bank loan.................     3,349        --
Cash borrowings under mortgage loans secured by real
 property...............................................    13,364        --
Repayments of mortgage loans secured by real property...      (197)       --
Cash borrowings under repurchase facility...............    14,400        --
Repayments under repurchase facility....................   (14,400)       --
Cash used in stock repurchases..........................   (56,338)       --
Proceeds from initial public offering, net..............       --     479,309
                                                         ---------  ---------
Total Cash Provided by Financing Activities.............   207,150    479,309
                                                         ---------  ---------
Net Increase (Decrease) in Cash and Cash Equivalents....  (137,215)   160,613
Cash and cash equivalents at beginning of period........   160,613        --
                                                         ---------  ---------
Cash and cash equivalents at end of period.............. $  23,398  $ 160,613
                                                         =========  =========

Supplemental Disclosure of Cash Flow Activities
Mortgage loans assumed upon real property purchases..... $  34,580  $     --
                                                         =========  =========
Cash paid for interest.................................. $   9,979  $     --
                                                         =========  =========

          See accompanying notes to consolidated financial statements.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (Dollars in thousands, except share amounts)

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

  The Company operates in four principal business segments; small balance mortgage loan pools acquired ("mortgage pools"), individual large balance mortgage loans originated or acquired ("large mortgage loans"), real property and securities available-for-sale ("securities"). These segments are managed separately because each requires different levels of resources and involves assets having different risk profiles. Segment performance is measured based on net earnings.

2. Summary of Significant Accounting Policies

  The consolidated financial statements of ICCMIC and its subsidiaries are prepared in accordance with generally accepted accounting principles. All material intercompany transactions have been eliminated in consolidation.

  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates and assumptions. Material estimates subject to change include the allowance for loan losses and the carrying value of securities available-for-sale.

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

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  The Company enters into repurchase agreements which are carried at the amounts at which the securities will be subsequently resold plus accrued interest, as specified in the respective agreements. The securities purchased are held in custody for the benefit of the Company. All of the transactions are in United States agency or investment grade securities. The Company's exposure to credit risk associated with the non-performance of counterparties in fulfilling their contractual obligations can be directly impacted by market fluctuations, which may impair the counterparties' ability to satisfy their obligations. The Company monitors the market value and other factors of the underlying securities relative to the amounts due under the repurchase agreements and, when necessary, requires prompt additional collateral or reduction in loan balance to ensure that the market value remains sufficient to protect itself in the event of a default by the counterparty.

 Mortgage Loans Held For Investment

  The Company purchases and originates mortgage loans to be held as long-term investments. Mortgage loans held for investment are recorded at cost at the date of purchase. Premiums and discounts related to these loans are amortized over their estimated lives using the interest method. Loans are continually evaluated for collectibility and, if appropriate, loans may be placed on non-accrual status. Loans are placed on non-accrual status generally after they become 90 days past due, in which case previously accrued interest is reversed from income. Future collections of interest are included in interest income or applied to the loan balance based on an assessment of the likelihood that the principal will be collected.

  The Company maintains an allowance for losses on mortgage loans held for investment at an amount which it believes is sufficient to provide adequate protection against future losses in the mortgage loan portfolio. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other known factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay.

  A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. Loans are evaluated for impairment on an individual basis. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses. Loans deemed by management to be uncollectible are charged to the allowance for loan losses. Recoveries on loans previously charged off are credited to the allowance. Interest income on impaired loans is recognized on the cash basis only to the extent that the carrying value of the loan is supported by its collateral value.

 Real Property

  Real property is recorded at cost. Included in such costs are acquisition costs and certain direct capitalized costs, such as legal fees, appraisal fees, surveys, title insurance and other costs incurred by the Company during the diligence and closing periods. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, real property assets are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings and improvements range from 10 to 30 years. Leasehold improvements are amortized over the life of the lease ranging from 3 to 10 years.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  The Company reviews its real property investments for impairment whenever known events or changed circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held is measured by a comparison of the carrying amount of the asset to its future net undiscounted cash flows expected to be generated. If such an asset is considered to be impaired, the impairment to be recognized is measured at the amount by which the carrying value of the asset exceeds its fair value.

  Rental revenue is reported on a straight-line basis over the terms of the respective leases.

 Investment Securities

  The Company classifies investment securities as held-to-maturity, available-for-sale, and/or trading securities at the time of purchase based upon management's intent and the Company's ability to hold the securities. Held-to-maturity investment securities are reported at amortized cost, available-for-sale securities are reported at fair value with unrealized gains and losses shown as a separate component of stockholders' equity in accumulated other comprehensive income, and trading securities are reported at fair value with unrealized gains and losses reported in income. Discounts obtained or premiums paid on investment securities are amortized to interest income over the estimated life of the investment securities using the interest method.

  The Company has a portfolio of purchased commercial mortgage-backed securities ("CMBS") consisting of subordinated and interest only securities. These securities are classified as available-for-sale and carried at estimated fair value. Because there is not an active market from which a fair value can be derived, management estimates the fair value of the CMBS using a discounted cash flow methodology. Such methodology requires estimates of future prepayments and credit losses, as well as assumptions about appropriate rates at which the resultant cash flows are discounted.

  Unrealized losses on securities that reflect a decline in value which is judged to be other than temporary are charged to earnings and are determined using the specific identification method. At disposition, the realized net gain or loss is included in earnings. Because the Company qualifies as a REIT and does not pay income taxes, the unrealized gains and losses on securities available-for-sale are reported gross in stockholders' equity as accumulated other comprehensive income.

 Income Taxes

  The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. A REIT generally will not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with certain other requirements. Accordingly, no provision has been made for federal income taxes for ICCMIC and its subsidiaries in the accompanying consolidated financial statements. The federal income tax basis of the Company's assets exceeds the book basis of the assets by $14,623.

 Income and Expense Recognition

  Income and expenses are recorded on the accrual basis of accounting.

 Earnings Per Share

  Basic earnings per share is computed on the basis of the weighted average number of shares of Common Stock outstanding for the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of Common Stock and common equivalent shares outstanding for the period. The beginning of the period utilized for purposes of the 1997 earnings per share computation coincided with the commencement

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)

of the Company's operations on October 22, 1997. For purposes of diluted earnings per share, the computation of the weighted average number of shares outstanding includes the impact of the assumed exercise of the outstanding dilutive options to purchase common stock and assumes that the proceeds from such issuance are used to repurchase common shares at the average market price of the Company's common stock for the period.

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

 Reporting Comprehensive Income

  The Company adopted Financial Accounting Standards Board Statement 130 ("FAS 130"), "Comprehensive Income: Financial Statement Presentation," during the first quarter of 1998. Pursuant to FAS 130, standards have been established for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, excluding those resulting from investments by and distributions to owners. Comprehensive income generally includes net income, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on investments in certain debt and equity investments (i.e., securities available-for-sale). The Company has elected to adopt FAS 130 by including a separate column for accumulated other comprehensive income and separate rows for comprehensive income in the consolidated statements of changes in stockholders' equity. The changes in unrealized gain (loss) on securities available-for-sale and foreign exchange gain (loss) have been included in comprehensive income.

 Translation of Foreign Currencies

  The functional currencies of the Company's foreign subsidiaries are their respective local currencies. Financial statement accounts of these subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" ("FASB 52"). Under FASB 52, functional currency assets and liabilities are translated into U.S. dollars generally using exchange rates in effect at the end of the period and the related translation adjustments are recorded as a separate component of comprehensive income. Income statement accounts expressed in functional currencies are translated using average rates of exchange prevailing during the period.

 Effect of New Accounting Standards

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This standard requires that all derivative instruments be recorded in the balance sheet at fair value; the accounting for the gain or loss due to the changes in fair value of the derivative instrument depends on whether the derivative instrument qualifies as a hedge. If the derivative instrument does not qualify as a hedge, the gains or losses are reported in earnings when they occur. However, if the derivative instrument qualifies as a hedge, the accounting varies based on the type of risk being hedged. SFAS 133 will apply to the Company starting January 1, 2000. Management is currently evaluating the financial statement impact, if any, of adopting SFAS 133.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


3. Mortgage Loans

  Mortgage loans held for investment include various types of adjustable rate and fixed rate loans secured by mortgages on commercial and multifamily real properties. Approximately 40.2% and 45.4% of the amount of mortgage loans held for investment at December 31, 1998 and 1997, respectively, were collateralized by properties located in California. Mortgage loans are generally expected to be repaid from the operating profits of the borrowers, refinancing by another lender or sale by the borrowers of the secured collateral.

  As of December 31, 1998 and 1997, the Company's mortgage loan portfolio consisted of the following:

                                     1998                      1997
                            ------------------------- -------------------------
                                      % of    Number            % of    Number
                             Amount   Loans  Of Loans  Amount   Loans  Of Loans
                            --------  -----  -------- --------  -----  --------
   Principal balance:
   Multifamily loans....... $270,170   48.9%    968   $171,312   65.5%   681
   Commercial loans........  264,732   47.9%    374     90,050   34.5%   191
   Construction loan
    participation..........   18,000    3.2%      1
                            --------  -----   -----   --------  -----    ---
     Total Principal.......  552,902  100.0%  1,343    261,362  100.0%   872
                                      =====   =====             =====    ===
   Unamortized premium.....   14,344                    12,374
   Unearned loan fees......   (2,571)                      --
   Less allowance for loan
    losses.................   (8,027)                   (1,727)
                            --------                  --------
   Net carrying amount..... $556,648                  $272,009
                            ========                  ========

  The Company acquired a substantial amount of mortgage loans from Southern Pacific Bank ("SPB"), a wholly-owned subsidiary of Imperial Credit, and Franchise Mortgage Acceptance Company ("FMAC"), an affiliate of Imperial Credit. SPB was formerly known as Southern Pacific Thrift and Loan Association.

  The following summary reflects loans acquired from affiliates of the Manager which are included in the table shown above as of December 31, 1998 and 1997:

                                                      1998            1997
                                                 --------------- ---------------
                                                  Amount  Number  Amount  Number
                                                 -------- ------ -------- ------
   Principal balance of SPB loans............... $353,477   985  $196,801  568
   Principal balance of FMAC loans..............   54,501    55     6,182    2
                                                 -------- -----  --------  ---
     Total principal balance of loans acquired
      from affiliates of Manager................ $407,978 1,040  $202,983  570
                                                 ======== =====  ========  ===

  The change in the mortgage loan balance consisted of the following during the periods ended December 31, 1998 and 1997:

                                                                1998     1997
                                                              -------- --------
   Mortgage loans purchased or originated, net............... $381,189 $273,051
   Less:
   Collections of principal..................................   88,392      992
   Provision for loan losses.................................    6,300        0
   Amortization of premium...................................    1,858       50
                                                              -------- --------
   Net change................................................ $284,639 $272,009
                                                              ======== ========

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                (Dollars in thousands, except per share amounts)


  At December 31, 1998 and 1997, 602 and 378 mortgages, respectively, had fixed interest rates and 741 and 494 mortgages, respectively, had variable interest rates tied to the six month LIBOR, Bank of America Prime or the one-year U.S. Treasury index. The ranges of interest rates as of December 31, 1998 and 1997 are set forth in the following table:

                                                1998                1997
                                         ------------------- -------------------
                                                  Principal           Principal
    Range of                              Number  Balance Of  Number  Balance of
   Interest Rates                        of Loans   Loans    of Loans   Loans
   --------------                        -------- ---------- -------- ----------
    7.5% or less........................     19      27,400     75     $ 35,504
    7.501 -  8.0........................     27      29,599    136       52,923
    8.001 -  8.5........................     65      35,474     63       22,894
    8.501 -  9.0........................    291     111,770     86       29,043
    9.001 -  9.5........................    262      94,145     85       23,705
    9.501 - 10.0........................    221     101,516     48       28,718
   10.001 - 10.5........................     83      45,354     28       10,389
   10.501 - 11.0........................    119      25,555    102       17,470
   11.001 - 11.5........................     85      12,956     77        9,933
   11.501 - 12.0........................     60      20,048     54       10,961
   12.001 - 12.5........................     43      34,352     39        8,138
   12.501 - 13.0........................     33       4,499     39        5,642
   13.01 or more........................     35      10,234     40        6,042
                                          -----    --------    ---     --------
     Total..............................  1,343    $552,902    872     $261,362
                                          =====    ========    ===     ========

  The mortgage loans ranged in size from $6 to $26,240 at December 31, 1998 as compared to from $9 to $3,747 at December 31, 1997 and as set forth in the following table:

                                            1998                                  1997
                            ------------------------------------- -------------------------------------
                            Weighted                              Weighted
                            Average   Final            Principal  Average   Final            Principal
                            Interest Maturity  Number  Balance of Interest Maturity  Number  Balance of
   Loan Size Range            Rate     Date   of Loans   Loans      Rate     Date   of Loans   Loans
   ---------------          -------- -------- -------- ---------- -------- -------- -------- ----------
   $  150,000 or less......  10.472% 06/01/28    410    $ 42,168   10.522% 11/01/27   342     $ 33,893
      150,001 -   250,000..   9.822% 06/01/28    371      70,086    9.713% 11/01/27   242       45,402
      250,001 -   500,000..   9.587% 06/01/28    314     111,278    9.298% 11/01/27   165       58,840
      500,001 -   750,000..   9.271% 06/01/28     97      59,535    8.849% 11/01/27    51       31,325
      750,001 - 1,000,000..   9.297% 06/01/28     64      55,883    8.998% 11/01/27    34       29,480
    1,000,001 - 1,500,000..   9.324% 04/01/28     48      58,685    8.592% 11/01/27    25       31,235
    1,500,001 - 2,000,000..   9.436% 08/01/27     17      29,941    8.662% 09/01/27     5        8,679
    2,000,001 - 3,000,000..   9.464% 06/01/27     14      34,652    8.714% 06/01/27     6       15,269
   Over 3,000,000.00.......   9.880% 08/01/07      8      90,674    9.970% 06/01/27     2        7,239
                                               -----    --------                      ---     --------
     Total.................                    1,343    $552,902                      872     $261,362
                                               =====    ========                      ===     ========

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


The Company's mortgage loans were secured by properties located in 40 states as set forth in the following table:

                                    December 31, 1998                  December 31, 1997
                            ----------------------------------  ---------------------------------
                                             Principal                           Principal
                             Number   % by   Balance of  % by    Number   % by    Balance   % by
   State                    of Loans Number    Loans    Amount  of Loans Number  of Loans  Amount
   -----                    -------- ------  ---------- ------  -------- ------  --------- ------
   Arizona.................     74    5.51%   $ 29,009   5.25%      53    6.08%  $ 22,899   8.76%
   California-Northern.....     87    6.48%     44,000   7.96%      37    4.24%    16,863   6.45%
   California-Southern.....    553   41.18%    178,089  32.21%     346   39.68%   101,822  38.96%
   Colorado................     62    4.62%     20,237   3.66%      34    3.90%    10,669   4.08%
   Connecticut.............     15    1.12%      4,859   0.88%      11    1.26%     1,939   0.74%
   Florida.................     31    2.31%     46,397   8.39%      11    1.26%     2,709   1.04%
   Georgia.................      9    0.67%      4,664   0.84%
   Illinois................     22    1.64%      2,479   0.45%      24    2.75%     4,942   1.89%
   Massachusetts...........     38    2.83%      7,268   1.31%      36    4.13%     6,156   2.36%
   Maryland................      9    0.67%      1,489   0.27%       9    1.03%     3,242   1.24%
   Maine...................      8    0.59%      3,397   0.61%
   New Hampshire...........     33    2.46%      4,951   0.90%      36    4.13%     4,792   1.83%
   New Jersey..............     67    4.99%     16,951   3.07%      55    6.31%    12,473   4.77%
   Nevada..................     13    0.97%     21,101   3.82%
   New York................     88    6.55%     20,733   3.75%      79    9.06%    17,910   6.85%
   Ohio....................     18    1.34%      1,941   0.35%      17    1.95%     1,983   0.76%
   Oregon..................     60    4.47%     26,947   4.87%      32    3.67%    16,355   6.26%
   Pennsylvania............      8    0.59%      2,326   0.42%
   Rhode Island............      8    0.59%      2,028   0.37%
   Texas...................     31    2.31%     18,174   3.29%      12    1.38%     4,946   1.89%
   Utah....................      8    0.60%      6,092   1.10%
   Washington..............     50    3.72%     29,041   5.25%      37    4.24%    21,870   8.37%
   19 other states.........     51    3.80%     60,729  10.98%      43    4.93%     9,792   3.75%
                             -----   -----    --------  -----     ----   -----   --------  -----
     Total.................  1,343   100.0%   $552,902  100.0%     872   100.0%  $261,362  100.0%
                             =====   =====    ========  =====     ====   =====   ========  =====

  There were 38 loans totaling $5,745 over 90 days past due as of December 31, 1998 as compared to 1 loan of $116 over 90 days past due at December 31, 1997. At December 31, 1998, all of the loans over 90 days past due were on non-accrual status and were considered impaired loans. No specific impairment reserve was established for these loans. Interest foregone on non-accrual loans was $510 for 1998. The average balance of impaired loans during 1998 was $3,347 and $223 of interest income was recognized during 1998 on those loans that were impaired as of December 31, 1998. There were no impaired loans or loans on non-accrual status at December 31, 1997.

  A summary of the activity in the allowance for loan losses for 1998 is as follows:

     Balance at beginning of year....................................... $1,727
     Provision charged to earnings......................................  6,300
     Charge-offs........................................................    --
     Recoveries.........................................................    --
                                                                         ------
     Balance at end of year............................................. $8,027
                                                                         ======

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  In conjunction with the acquisition of mortgage loans in 1997, the Company established an allowance for loan losses at the time of acquisition totaling $1,727 based on the seller's loan loss experience.

  The following table presents certain key data regarding the Company's mortgage loans:

                                                                            Principal
                                                                            Amount of
                                                                              Loans
                                                                           Subject to
                                    Final             Face      Carrying   Delinquency
                         Interest  Maturity  Prior  Amount of  Amount of     Over 90
      Description          Rate      Date    Liens  Mortgages Mortgages(A)   Days(B)
      -----------        --------  -------- ------- --------- ------------ -----------
 Pools of predominantly
  small balance
  multifamily and
  commercial mortgage
  loans(C)..............    (D)      1999-  --Not required--    $476,994     $5,745
                                     2028
                                                                --------     ------
Total--Loan Pools.......                                         476,994      5,745
                                                                --------     ------
Construction loan
 participation(E).......   7.26%-    2007-      --    18,000      17,891        --
                           9.26%     2010
Hotel/multifamily
 apartment acquisition
 financing
  First mortgage
   loan(F)..............   7.35%     2008       --    17,916      17,602
  Mezzanine loan(G).....  11.65%     2008       --     9,500       9,343        --
Condominium conversion
 project financing(H)...   13.5%     2001       --    26,240      25,297        --
6 other large mortgage
 loans..................   9.58%-    2005-   23,700   17,948      17,548        --
                           12.5%     2008
                                            ------- --------    --------     ------
Total--Large Mortgage
 Loans..................                     23,700   89,604      87,681        --
                                            ------- --------    --------     ------
Total Loans.............                    $23,700 $552,902    $564,675     $5,745
                                            ======= ========    ========     ======

--------
(A) The carrying cost for federal income tax purposes is $563,798.

(B) Of the total principal amount of loans subject to over 90 day delinquency, $913 of the loans were acquired from SPB, a related party.

(C) No loans were greater than 3% of the total.

(D) Interest rates for this category range from 5.50% to 14.00%. The weighted average interest rate for this category is 9.574%. The category includes loans with fixed as well as variable interest rates. Variable interest rate loans are tied to six month LIBOR, Bank of America Prime, or the one-year U.S. Treasury index.

(E) Interest only is paid quarterly. Principal and interest are due beginning two years from the earlier of the opening of the facility or fist loan draw.

(F) Payments on the first mortgage loan consist of principal and interest as follows: The first 24 payments consist of $21 principal plus accrued interest. The remaining payments consist of principal and interest calculated at a 30 year amortization rate with a balloon payment due in 2008.

(G) Payments on the Mezzanine loan consist of interest only with the principal balance due in 2008.

(H) The loan is secured by all the unsold units of a condominium conversion project. Principal payments are due the 1st and 15th of every month based on unit sales. If unit sales are inadequate, the interest is paid from a funded interest reserve. There are no minimum principal payment amounts.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


4. Securities Available-For-Sale

  At December 31, 1998, the Company's securities available-for-sale consisted of certain CMBS interests including subordinated securities and interest only securities collateralized by commercial mortgages, certain subordinated asset-backed notes issued by FMAC and shares of a private equity REIT. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

  The amortized cost and estimated fair value of the Company's securities available-for-sale are summarized as follows:

                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
         Balance at December 31, 1998    Cost       Gain       Loss      Value
         ----------------------------  --------- ---------- ---------- ---------
   Security Description
   CMBS interests:
   Non-investment grade rated
    subordinated interests...........   $34,763    $   90     $         $34,853
   Investment grade rated senior
    interest only interests..........     3,361                   64      3,297
   Non-investment grade rated
    subordinated interest only
    interests........................     2,959                           2,959
   Non-rated subordinated interest
    only interests...................     1,386                           1,386
   Other non-rated subordinated
    interests........................     4,050       133                 4,183
                                        -------    ------     ------    -------
     Total CMBS interests............    46,519       223         64     46,678
   Non-investment grade rated
    subordinated notes...............     6,192                  199      5,993
   Common stock in private equity
    REIT.............................     5,000                           5,000
                                        -------    ------     ------    -------
     Total...........................    57,711    $  223     $  263    $57,671
                                        =======    ======     ======    =======

                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
         Balance at December 31, 1997    Cost       Gain       Loss      Value
         ----------------------------  --------- ---------- ---------- ---------
   Security Description
   CMBS interests:
   Non-investment grade rated
    subordinated interests...........   $34,405    $1,411     $   14    $35,802
   Investment grade rated senior
    interest only interests..........     6,642                  486      6,156
   Non-investment grade rated
    subordinated interest only
    interests........................     6,645                  532      6,113
   Non-rated subordinated interest
    only interests...................     1,987                  236      1,751
   Other non-rated subordinated
    interests........................     4,473        26                 4,499
                                        -------    ------     ------    -------
     Total CMBS interests............    54,152     1,437      1,268     54,321
   Common stock in private equity
    REIT.............................     5,000                           5,000
                                        -------    ------     ------    -------
     Total...........................   $59,152    $1,437     $1,268    $59,321
                                        =======    ======     ======    =======

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  The Company's CMBS interests are secured by adjustable and fixed rate commercial and multi-family mortgage loans. The yield to maturity on each security depends on, among other things, the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through rate and interest rate fluctuations. The estimated yield to maturity on the CMBS interests for 1999 is 11.2%. The Company's interest in some of these securities is subordinated so that, in the event of a loss, payments to senior certificate holders will be made before the Company receives its payments. All of the Company's CMBS interests were acquired from SPB, the originator or purchaser of the underlying mortgage loans, and Imperial Credit.

  During the year ended December 31, 1998, the Company determined, based primarily on accelerated prepayments, that certain declines in the estimated fair value of its interest only CMBS securities were other than temporary. Accordingly, the Company took a charge to earnings of $4,554 to write down the securities to estimated fair value and such charge is reflected in amortized cost. The gross unrealized loss of $263 at December 31, 1998 is considered a temporary decline in estimated fair value and has been reflected as a component of accumulated other comprehensive income.

  The Company's investment in non-investment grade rated subordinated notes was acquired from FMAC and the estimated yield to maturity on these notes for 1999 is 10.7%.

  The unamortized discount on securities available-for-sale was $29,317 and $ 28,211 at December 31, 1998 and 1997, respectively. The Company did not sell any securities available-for-sale during the periods ended December 31, 1998 and 1997.

  The contractual maturities of the mortgage loans underlying the Company's CMBS interests are greater than ten years.

  Because there is no active market from which to derive a fair value for the Company's CMBS securities, management estimates the fair values using a discounted cash flow methodology. The ranges of assumptions used in the December 31, 1998, valuation were as follows:

       Monthly default rate..................................... 0.08% to 0.15%
       Loss severity............................................ 30.0%
       Cumulative loss.......................................... 1.84% to 2.50%
       Prepayment rate.......................................... 15% to 28% CPR
       Discount rate............................................ 8.40% to 25.39%

5. Fair Value Of Financial Instruments

  Financial instruments include cash and interest bearing deposits, repurchase agreements, securities available-for-sale, mortgage loans, accrued interest receivable, borrowings and accrued interest payable. Because no active market exists for a portion of the Company's mortgage loans and securities, fair value estimates are based on judgments regarding credit risk, investor expectation of future economic conditions, normal cost of administration and other risk characteristics, including interest rate and prepayment risk. These estimates are subjective in nature and involve uncertainties and matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the fair value estimates presented do not include the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

 Financial Assets

  The carrying values of cash, interest bearing deposits, and accrued interest receivable are considered to approximate fair value. The carrying values of securities available-for-sale approximate fair value; note 4 contains information on how such fair value for CMBS was determined. The fair value of the investment in a private equity REIT is based on cost since the REIT was formed in late 1997, is not publicly traded and has had financing transactions subsequent to the Company's investment at implied equity prices above that paid by the Company. The fair value of mortgage loans is estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices for similar instruments, taking into consideration the varying degrees of credit risk.

 Financial Liabilities

  The carrying amount of accrued interest payable is considered to approximate fair value. The fair value of debt is based on rates currently available to the Company for debt with similar terms and remaining maturities.

 Off-Balance Sheet Financial Instruments

  The fair value of lending commitments is estimated using the fees currently charged to enter into similar agreements; such estimated fair value is not material. The fair value of the interest rate swap is estimated by present valuing the future cash flows using the contract notional amount amortization schedule, contract interest rate, one-month LIBOR at December 31, 1998 and the yield curve.

  The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                           December 31, 1998   December 31, 1997
                                           ------------------  ------------------
                                                    Estimated           Estimated
                                           Carrying   Fair     Carrying   Fair
                                            Amount    Value     Amount    Value
                                           -------- ---------  -------- ---------
   Assets:
     Cash and interest bearing deposits... $ 23,398 $ 23,398   $ 11,902 $ 11,902
     Repurchase agreements................      --       --     148,711  148,711
     Securities available-for-sale........   57,671   57,671     59,321   59,321
     Accrued interest receivable..........    6,410    6,410      2,085    2,085
     Mortgage loans, net..................  556,648  556,648    272,009  272,009
     Borrowings...........................  331,132  331,132        --       --
     Accrued interest payable.............    1,185    1,185        --       --
     Interest rate swap...................      --    (1,669)       --       --

  The fair value estimates as of December 31, 1998 and 1997 were based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


6. REAL PROPERTY

  The Company's real property investments were acquired during 1998. The following table provides information regarding each of the investments.

                                                  COST
                                              CAPITALIZED
                                               SUBSEQUENT
                           INITIAL COST TO         TO
                               COMPANY        ACQUISITION   GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD
                         -------------------- ------------ ---------------------------------------------------
                                  BUILDINGS                         BUILDINGS                           NET
                                     AND                               AND               ACCUMULATED  CARRYING
DESCRIPTION               LAND   IMPROVEMENTS IMPROVEMENTS  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION  AMOUNT
-----------              ------- ------------ ------------ ------- ------------ -------- ------------ --------
Mission Marketplace..... $12,909   $18,711        $ 71     $12,909   $18,782    $ 31,691    $  416    $ 31,275
Atrium Tower............   1,800    11,383         294       1,800    11,677      13,477       236      13,241
The Terraces............   4,511    13,534          28       4,511    13,562      18,073       226      17,847
Ugly Duckling
 Properties.............  12,081    15,357         --       12,081    15,357      27,438       505      26,933
Office building in
 France.................   1,676    15,992         --        1,778    16,961      18,739       372      18,367
                         -------   -------        ----     -------   -------    --------    ------    --------
  Total................. $32,977    74,997         393      33,079    76,339     109,418     1,755    $107,663
                         =======   =======        ====     =======   =======    ========    ======    ========

  The difference between the amount at which the office building in France is carried at December 31, 1998 as compared to the initial cost to the Company at acquisition is due to unrealized foreign exchange gains totaling $1,071.

  Real property is leased to tenants under operating leases which provide for rent and reimbursement of various expenses paid by the Company, such as common area maintenance charges and real estate taxes.

  The estimated future base lease rental income to be received by the Company for the remaining minimum lease terms for all of the Company's real property investments is $11,326 for 1999, $10,555 for 2000, $9,880 for 2001, $9,535 for
2002, $8,944 for 2003 and $55,753 thereafter.

  Three of the Company's real property investments are secured by mortgage loans as further discussed in note 10 to the consolidated financial statements. The construction date, acquisition date and estimated useful lives by Real Property investment is as follows:

                                                      LIFE ON
                                                       WHICH
                            DATE OF        DATE     DEPRECIATION
DESCRIPTION              CONSTRUCTION    ACQUIRED   IS COMPUTED         LOCATION
-----------              ------------    --------   ------------        --------
Mission Marketplace(A)..     1989        May 1998     30 years        Oceanside, CA
Atrium Tower(B).........     1982        May 1998     30 years        Las Vegas, NV
The Terraces(A)......... 1957 and 1989  June 1998     30 years   Rancho Palos Verdes, CA
Ugly Duckling
 Properties(C)..........   1996-1997   May 1998 and 10-20 years        AZ, NM, TX
                                       August 1998
Office building in
 France.................     1994       July 1998     20 years   Suburb of Paris, France

--------
(A) Shopping center.

(B) Office building.

(C) Various properties comprised predominantly of used car lots, buildings, and reconditioning centers.

  The aggregate cost for Federal income tax purposes is the same as the cost for book purposes.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


7. Management Contract (Amounts in this footnote are in actual dollars, not thousands)

  ICCMIC entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corporation (the "Manager"), a wholly-owned subsidiary of Imperial Credit, pursuant to which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Board. The Manager is entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly, and a quarterly incentive fee in an amount equal to (A) 25% of the dollar amount by which (1) (a) Funds from Operations, as defined in the Management Agreement (before the incentive fee), per share of Common Stock (based on the weighted average number of shares outstanding), plus (b) gains (or minus losses) from debt restructuring and sales of property per share of common stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial public offering and the prices per share at any secondary offerings by ICCMIC multiplied by (b) the ten-year U.S. Treasury Rate plus four percent per annum multiplied by (B) the weighted average number of shares of Common Stock outstanding during such quarter. Base management fees for the periods ended December 31, 1998 and 1997 were $6.3 million and $0.9 million, respectively. No incentive fee has been earned since the Company's inception.

8. Stock Option Plan

  ICCMIC adopted a stock option plan (the "Plan") to provide a means of incentive compensation, under which the Manager, certain executive officers and employees of the Manager and certain officers and directors of ICCMIC were granted options to purchase 3,045,000 shares of Common Stock exercisable at the initial public offering price. Options to purchase a total of 7,500,000 shares have been authorized for grant under the Plan. ICCMIC granted options to purchase 1,691,250 shares to the Manager and options to purchase 9,000 shares to an employee of the Manager, for which $2,550 was recognized as an expense during 1997, and options to purchase 1,344,750 shares to executive officers and directors of ICCMIC. During 1998, ICCMIC granted additional options to purchase 162,500 shares at $15.00 per share and 883,500 shares at $9.00 per share.

  For those options issued to non-employees, ICCMIC recognized $97 in expense during 1998 based on the estimated fair value of the options. In conjunction with the issuance of the options to purchase shares at $9.00 per share, certain employees of the Manager exchanged options to purchase 97,000 shares at an exercise price of $15.00 per share for options to purchase 79,000 shares at $9.00 per share. Options vest immediately and one third of the options is first exercisable on each of the first three anniversaries of their grant. The exercisability of options accelerates upon a change of control as defined in the option agreement. All options that have not been exercised as of ten years from date of grant will expire.

  Included in the options granted during 1998 are options to purchase 30,000 shares granted to a Director of the Company which carry the right to put the options back to the Company at $1.00 per share for a period of one year. The put right was granted in recognition of the Director's extraordinary service to the Company.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  Stock option activity for the periods ended December 31, 1998 and 1997 follows:

                                                        Weighted
                                                        Average
                                             Number of  Exercise    Range of
                                              Shares     Price   Exercise Price
                                             ---------  -------- --------------
   1997:
   Granted.................................. 3,125,500   $15.00
   Forfeited/Cancelled......................   (80,500)  $15.00
                                             ---------
   Outstanding at December 31, 1997......... 3,045,000   $15.00
                                             ---------
   1998:
   Granted.................................. 1,046,000   $ 9.93
   Forfeited/Cancelled......................  (183,250)  $15.00
                                             ---------
   Outstanding at December 31, 1998......... 3,907,750   $13.64  $9.00 - $15.00
                                             =========

  At December 31, 1998, options to purchase 983,250 shares were exercisable at $15.00 per share. None were exercisable at December 31, 1997. The weighted average remaining life for options outstanding at December 31, 1998 was approximately nine years.

  If the Company had determined compensation cost based on the fair value at the grant date for stock options granted to officers and directors, the Company's net earnings and earnings per share for the year ended December 31, 1998 and the period from July 31, 1997 through December 31, 1997 would have decreased to the pro forma amounts indicated below:

                                              December 31,
                                                  1998       December 31, 1997
                                            ---------------- ------------------
                                               As      Pro       As       Pro
                                            Reported  forma   Reported   forma
                                            -------- ------- ---------- -------
   Net earnings............................ $22,224  $21,586  $   2,159 $   142
   Basic and Diluted Earnings per share.... $   .68  $   .66  $     .06 $   .00

  The derived fair value of the options granted during 1998 was approximately $0.73 per share for the options issued at $9.00 per share and $1.21 per share for the options issued at $15.00 per share. The derived fair value of the options granted during 1997 was approximately $1.50 per optioned share. The derived fair values were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 1998     1997
                                                                ------- --------
   Dividend yield..............................................  13.30%    8.32%
   Risk free interest rate.....................................   4.70%    6.50%
   Expected life............................................... 5 years 10 years
   Expected volatility.........................................  33.00%   22.15%

9. Stockholders' Equity

  On October 22, 1997, the Company completed its initial public offering of 34,500,000 shares, with gross proceeds of $513,857 and net proceeds to ICCMIC of $479,309. During the years ended December 31, 1998 and 1997, ICCMIC declared dividends on common stock of $36,948 and $4,485, respectively, or $1.18 and $0.13 per share, respectively. All of the dividends were ordinary income. Undistributed earnings for income tax purposes were $153 and $257 at December 31, 1998 and 1997, respectively.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  During the quarter ended September 30, 1998, the Board of Directors authorized the Company to repurchase shares of the Company's Common Stock. As of December 31, 1998, the Company had repurchased 6,000,000 shares at a cost of $56,338, and the Company is authorized to repurchase an additional 6,000,000 shares under certain circumstances.

  On September 18, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock, par value $0.0001 per share, of the Company. The Rights dividend was payable on September 21, 1998 to stockholders of record at the close of business on that date. The description and terms of the Rights are set forth in an agreement between the Company and U.S. Stock Transfer Corporation, a copy of which was included as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on September 22, 1998. The Rights dividend was adopted in response to an unsolicited merger proposal from Wilshire Real Estate Investment Trust Inc. and to enable the Company to induce potentially hostile suitors to negotiate terms with the Company's Board of Directors before initiating takeover attempts.

10. Outstanding Debt

  The Company's outstanding debt at December 31, 1998 was as follows:

                                                    Interest
                                         Balance      Rate         Maturity
                                         -------- ------------  --------------
   Borrowings under $300,000 warehouse
    line of credit...................... $279,000 LIBOR + 0.90% March 29, 1999
   Borrowings under secured bank line...    3,557 PIPOR + 0.85%  VAT receipt
   Mortgage loan secured by Mission
    Marketplace.........................   23,798 7.365% fixed  December 2012
   Mortgage loan secured by Terraces....   10,658 8.500% fixed  December 2027
   Mortgage loan secured by office
    building in France..................   14,119 PIPOR + 0.85%  August 2013
                                         --------
     Total outstanding debt............. $331,132
                                         ========

  The warehouse line of credit, which was secured by $353,477 of SPB mortgage loans and all of the Company's CMBS interests as of December 31, 1998, was repaid in full and terminated on March 10, 1999 (unaudited). The source of funds for repaying that line came from the Company's recently completed securitization as more fully described in note 15 to the consolidated financial statements (unaudited). The effective interest rate on that line at year end was 6.445%. The Company has signed a non-binding term sheet for a new $300,000 warehouse line with a major investment bank, subject to completion and execution of loan documentation (unaudited). The ability of the Company to continue its growth is subject to closing this new warehouse facility or alternative financing arrangements.

  The Company entered into a forward interest rate swap in order to hedge the cost of funds for outstanding borrowings under any facility which bears interest at variable rates over the LIBOR index and to the extent that such facility is secured by mortgage loans that bear interest at fixed rates. This swap became effective May 15, 1998 for an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of approximately 5.99%. During the year ended December 31, 1998, the Company paid monthly interest on the notional balance at the fixed annual rate, which ranged from approximately $343 to $410 per month, and collected monthly interest at annual rates ranging from 5.28% to 5.66%, or approximately $306 to $392 per month. The net cost of the swap ranged from $16 to $37 per month and is included in interest expense in the Company's operating results. Such net cost was $157 for the year ended December 31, 1998. As of December 31, 1998, the approximate net present value cost of this swap was $1,669 and the notional balance was $71,954.

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


  The secured bank line and mortgage loan secured by the office building in France were obtained from the same lender and both loans had an effective interest rate of 4.45% at year end. The secured bank line is repayable upon receipt of the refund of value added tax (VAT) paid in connection with the acquisition of the real property which is expected to occur in the first half of 1999. The mortgage loan is repayable pursuant to a set amortization schedule over a 15-year period.

  The mortgage loan secured by Mission Marketplace is subject to a 30-year amortization schedule with a balloon payment due in 15 years.

  The mortgage loan secured by Terraces is subject to a 30-year amortization schedule and can be prepaid without penalty after 10 years. This loan was subject to a rebate which resulted in an effective interest rate of 7.85%, as compared to the nominal rate of 8.50%.

  The Company also has a reverse repurchase line of credit for $25,000; however, no assets were pledged and therefore no borrowing capacity existed under this facility at year-end. In order for the Company to borrow funds under this line, the Company would have to pledge assets acceptable to the lender.

  Principal payments of debt due over the next five years are $283,408 in 1999, $442 in 2000, $791 in 2001, $821 in 2002 and $959 in 2003.

11. Related Party Transactions

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

  Concurrently with the closing of ICCMIC's initial public offering, ICCMIC acquired 270 mortgage loans for a purchase price of $109,130 and certain CMBS interests for $55,000 from Imperial Credit and SPB, affiliates of the Manager. In December 1997, ICCMIC acquired 299 loans for $97,641 from SPB and two loans for $6,385 from FMAC, affiliates of the Manager. The FMAC purchase price is included in accrued expenses, payables and other liabilities at December 31, 1997.

  During the year ended December 31, 1998, the Company acquired 480 mortgage loans at a price of $193,726 from SPB. In addition, ICCMIC acquired certain CMBS interests for $6,069 and 95 mortgage loans for $94,679 from FMAC. During 1998, FMAC reacquired from the Company 42 loans with a principal amount of $46,357.

12. Commitments and Contingencies

  ICCMIC leases approximately 6,400 usable square feet of office space for its executive offices under a lease expiring on August 15, 2002. Rent expense for the period ended December 31, 1998 was $146 and future minimum rents due under the lease are as follows:

       Year                                                               Amount
       ----                                                               ------
       1999..............................................................  184
       2000..............................................................  194
       2001..............................................................  191
       2002..............................................................  107

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)

  The Company has outstanding loan funding commitments of approximately $38,000 as of December 31, 1998. The most significant of these commitments is an 18,000 British pound (approximately $30,000) commitment to fund a mezzanine loan for an office park renovation project in London, England near Heathrow airport.

13. Segment Reporting

  The Company operates in four principal business segments; small balance mortgage loan pools acquired ("mortgage loan pools"), individual large balance mortgage loans originated or acquired ("large mortgage loans"), real property and securities available-for-sale ("securities"). These segments are managed separately because each requires different levels of resources and involves assets having different risk profiles. Segment performance is measured based on net earnings. The accounting policies of the segments conform to generally accepted accounting principles as more fully described in note 2 to the consolidated financial statements.

                                Revenues by   Net Income by
                                  Segment        Segment       Assets by Segment
                               -------------- ---------------  -----------------
                                1998    1997   1998     1997     1998     1997
                               ------- ------ -------  ------  -------- --------
Mortgage loan pools........... $36,734 $1,676 $17,908  $1,458  $475,922 $274,094
Large mortgage loans..........   4,396    --    3,044     --     87,136      --
Real property.................   7,684    --    1,563     --    111,321      --
Securities....................   6,153  1,403     975   1,296    57,671   59,321
Other.........................   2,454  3,388  (1,246)   (595)   25,124  161,722
                               ------- ------ -------  ------  -------- --------
    Total..................... $57,421 $6,467 $22,244  $2,159  $757,174 $495,137
                               ======= ====== =======  ======  ======== ========

  Revenues by segment is comprised of interest income for all segments other than real property, which is comprised of lease rental revenues. There are no intersegment revenues or expenses.

  The mortgage loan pools segment is represented by several pools of small balance multifamily and commercial loans that the Company acquired from SPB, FMAC and unrelated third parties. Most of these loans are from pools which average approximately $150 or $350 per loan. The loans are concentrated in California and the western and eastern coasts of the United States. These loans are generally serviced by others, including SPB and FMAC, and are monitored by the Manager on an overall basis.

  The large mortgage loans segment is primarily comprised of loans originated and serviced by the Manager. These loans are concentrated in five states and each represents a unique investment and risk profile. These loans require much more active monitoring and involvement by the Manager than do the loans included in the mortgage loan pools segment.

  The real property segment is comprised of two operating shopping centers and two operating office buildings managed by outside professional property managers in California, Las Vegas and France, as well as a group of seventeen properties located in three states that are leased to the Ugly Duckling Corporation for use in connection with that company's used car sales and finance business. These real property investments are monitored by asset management personnel employed by the Manager.

  The securities segment is comprised of the Company's CMBS securities obtained from SPB and Imperial Credit as well as subordinated notes acquired from FMAC and a common stock investment in a private equity REIT. The CMBS and subordinated note investments are administered by servicers and trustees that were put in place at the time of the applicable securitization transaction. Personnel employed by the Manager and its affiliates

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)

actively monitor these securities on a quarterly basis and update the Company's analytic models for valuing the securities. The private equity REIT investment is monitored by periodic financial reviews and communications with employees of the REIT's advisor.

  Net earnings (loss) by segment is presented in the following tables for the periods ended December 31, 1998 and 1997:

                                      Year Ended December 31, 1998
                         --------------------------------------------------------
                                     Large
                          Mortgage  Mortgage   Real
                         Loan Pools  Loans   Property Securities  Other    Total
                         ---------- -------- -------- ---------- -------  -------
Revenues................  $36,734    $4,396   $7,684    $6,153   $ 2,454  $57,421
                          -------    ------   ------    ------   -------  -------
Operating Expenses
  Management fee........    4,227       439      583       624       446    6,319
  Interest expense......    8,829       383    1,911       --         42   11,165
  Provision for loan
   losses...............    5,770       530      --        --        --     6,300
  Write-down of
   securities...........      --        --       --      4,554       --     4,554
  Depreciation..........      --        --     1,755       --         95    1,850
  Real property
   operating expenses...      --        --     1,872       --        --     1,872
  Due diligence.........      --        --       --        --      1,659    1,659
  Stock options.........      --        --       --        --         97       97
  Other.................      --        --       --        --      1,361    1,361
                          -------    ------   ------    ------   -------  -------
    Total Expenses......   18,826     1,352    6,121     5,178     3,700   35,177
                          -------    ------   ------    ------   -------  -------
      Net Earnings
       (Loss)...........  $17,908    $3,044   $1,563    $  975   $(1,246) $22,244
                          =======    ======   ======    ======   =======  =======

                                                 Period from July 31, 1997
                                                   to December 31, 1997
                                            ------------------------------------
                                             Mortgage
                                            Loan Pools Securities Other   Total
                                            ---------- ---------- ------  ------
Revenues...................................   $1,676     $1,403   $3,388  $6,467
                                              ------     ------   ------  ------
Operating Expenses
  Management fee...........................      218        107      615     940
  Depreciation.............................      --         --        11      11
  Due diligence............................      --         --       487     487
  Stock options............................      --         --     2,550   2,550
  Other....................................      --         --       320     320
                                              ------     ------   ------  ------
    Total Expenses.........................      218        107    3,983   4,308
                                              ------     ------   ------  ------
      Net Earnings (loss)..................   $1,458     $1,296   $ (595) $2,159
                                              ======     ======   ======  ======

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


14. Unaudited Quarterly Information

                                          Year Ended December 31, 1998
                                 -----------------------------------------------
                                 4th Quarter 3rd Quarter 2nd Quarter 1st Quarter
                                 ----------- ----------- ----------- -----------
   Interest Income
   Mortgage loans..............    12,776      12,223      10,158       5,973
   Securities available-for-
    sale.......................     1,522       1,566       1,611       1,454
   Repurchase agreements and
    interest bearing deposits..       170          98          67       2,119
                                   ------      ------      ------      ------
   Total Interest Income.......    14,468      13,887      11,836       9,546
   Real property rental income.     3,418       3,274         993         --
                                   ------      ------      ------      ------
   Total Income................    17,886      17,161      12,829       9,546
                                   ------      ------      ------      ------
   Operating Expenses
   Management fees.............     1,936       1,818       1,365       1,200
   Interest expense............     5,690       4,441       1,034         --
   Provision for loan losses...     3,000       3,200         100         --
   Write-down of securities
    available-for-sale.........     1,321       3,233         --          --
   Depreciation of real
    property...................       793         720         242         --
   Real property operating
    expenses...................       858         800         214         --
   Due diligence expenses......       793         343         375         150
   Other.......................       455         428         321         348
                                   ------      ------      ------      ------
   Total Expenses..............    14,846      14,983       3,651       1,698
                                   ------      ------      ------      ------
   Net Earnings................    $3,040      $2,178      $9,178      $7,848
                                   ======      ======      ======      ======
   Net Earnings Per Share--
    Basic and Diluted..........    $ 0.11      $ 0.07      $ 0.27      $ 0.23
                                   ======      ======      ======      ======
   Dividends Per Share.........    $ 0.33      $ 0.33      $ 0.28      $ 0.24
                                   ======      ======      ======      ======

  Quarterly information for the short period of operations which began October 22, 1997 is identical to the information presented for the period from July 31, 1997 (Inception) to December 31, 1997 in the accompanying consolidated statement of earnings and therefore has not been included in the table above. Furthermore, the comparability of such information is not meaningful due to the Company's Ramp-up as described in Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. Amounts in the table may not agree exactly with amounts in the accompanying consolidated statement of earnings for the year ended December 31, 1998 due to rounding.

15. Unaudited Subsequent Events

  On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1, sold approximately $250 million of collateralized mortgage obligation ("CMO") bonds. The bonds are predominantly floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit. The bonds are collateralized by approximately $290 million of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan Guaranty Trust Company of New York. The Company expects to complete the execution of documentation for a new $300 million warehouse line of credit with a major investment bank in the near future.

  On March 23, 1999, the Company announced that its Board had declared a cash dividend of $0.30 per share of Common Stock to stockholders of record on March 31, 1999, payable on April 15, 1999. This dividend includes a special distribution relating to previously undistributed taxable income for 1998 in the amount of approximately $0.0054 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  ICCMIC was incorporated in the State of Maryland on July 31, 1997. The table below sets forth certain information with respect to the directors and executive officers of ICCMIC. Other information required by this item is incorporated by reference to the information set forth under the caption "Election of Directors" in ICCMIC's definitive proxy statement, which ICCMIC intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Rule 12b-23.

  The executive officers and directors of the Company are as follows:

   Name                      Age Position
   ----                      --- --------
   H. Wayne Snavely (2)       57 Chairman of the Board
   Kevin E. Villani (1)       50 Vice Chairman of the Board
   Mark S. Karlan             40 President and Chief Executive Officer,
                                 Director
   Patric H. Hendershott (2)  60 Independent Director
   Joseph A. Jaconi, Jr. (1)  54 Independent Director
   Louis H. Masotti (1)       64 Independent Director
   Kenneth A. Munkacy (2)     44 Independent Director
   Michael Meltzer            52 Chief Financial Officer and Treasurer
   Norbert M. Seifert         43 Senior Vice President, General Counsel and
                                 Secretary

--------
(1)Member of the Audit Committee
(2)Member of the Compensation Committee

  H. Wayne Snavely has been Chairman of the Board of the Company since its inception in July 1997. Mr. Snavely has been Chief Executive Officer of Imperial Credit since December 1991 and President since February 1996. From 1986 to February 1992, Mr. Snavely served as Executive Vice President of Imperial Bancorp and Imperial Bank. From 1983 through 1986, Mr. Snavely was employed as Chief Financial Officer of Imperial Bancorp and Imperial Bank. Mr. Snavely served as a director of Imperial Bank until 1998. Mr. Snavely is Chairman of the Board of Franchise Mortgage Acceptance Co. (NASDAQ--FMAX).

  Kevin E. Villani has been Vice Chairman of the Board of the Company since its inception in July 1997. Mr. Villani is currently the Executive Vice President of Finance of Imperial Credit and President and CEO of Imperial Credit Asset Management. He has been a director of Imperial Credit since 1997. Mr. Villani served as CFO of Imperial Credit from 1995 until his promotion to his current position in July of 1998. From 1993 to 1996, Mr. Villani was the Associate Professor of Clinical Finance and Real Estate for the University of Southern California. From 1985 to 1990, he was the Executive Vice President and Chief Financial Officer for Imperial Corporation of America. From 1982 to 1985, he served in various senior executive capacities at the Federal Home Loan Mortgage Corporation. From 1975 to 1982, he served as the Financial Economist, the Director for the Division of Housing and Finance Analysis, and the Deputy Assistant Secretary for the Office of Economic Affairs and Chief Economist for the Department of Housing and Urban Development. From 1974 to 1975, he was an economist for the Federal Reserve Bank of Cleveland. Mr. Villani has also served as a consultant to the World Bank and USAID on banking, housing, finance, and privatization.

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

  Patric H. Hendershott has been a Director of the Company since September 1997. Dr. Hendershott holds the Galbreath Chair in Real Estate at Ohio State University where he has been Professor of Finance since 1981. From 1969 to 1981, Dr. Hendershott was a Professor of Economics and Finance at Purdue University where he was Chairman of the Economics Group from 1971 to 1974. Dr. Hendershott was an Assistant Professor of Economics at Northwestern University from 1967 to 1969, and he was a Research Economist at the Federal Reserve Board from 1964 to 1967. He has served as a consultant to major national and international organizations including the World Bank from 1991 to 1993, the U.S. government Accounting Office from 1982 to 1990 and the National Swedish Institute for Building Research since 1991. Dr. Hendershott has been a Research Associate at the National Bureau of Economic Research since 1979 and he was the Director of Housing and Real Estate Finance Research at Price Waterhouse from 1994 to 1997. His honors and awards include the George Bloom Award for Outstanding Contributions to the Field of Real Estate in 1992, Fellow of the Homer Hoyt Advanced Studies Institute since 1991, Academic Fellow of the Urban Land Institute since 1990, Fulbright Senior Research Scholar in 1989, President of the American Real Estate and Urban Economics Association in 1985 and has been a Member of the Fulbright Senior Awards Committee since 1995. Dr. Hendershott has written more than one hundred articles in academic and professional journals on real estate and mortgage finance, and he currently serves on the editorial boards of seven finance and real estate journals. Dr. Hendershott received a Ph.D. in Economics from Purdue University in 1965.

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

  Louis H. Masotti has been a Director of the Company since September 1997, Dr. Masotti serves as President of Louis H. Masotti, Ltd., a management, real estate and urban development consulting firm. Between 1992 and June 1998, Dr. Masotti was Professor of Management and Urban Development in the Graduate School of Management at the University of California, Irvine, where he has served as the Director of the Program in Real Estate Management. From 1970 to 1992, Dr. Masotti was Professor of Management and Urban Development at the Kellogg Graduate School of Management at Northwestern University, and between 1989 and 1992, Dr. Masotti also taught real estate and urban development courses as a Visiting Professor at the Anderson Graduate School of Management at UCLA and at Stanford Business School. In 1985, Dr. Masotti founded the Kellogg Center for Real Estate Research at Northwestern University and served as its Director until 1992. From 1970 to 1980, Dr. Masotti served as the Director of the Center for Urban Policy Research at Northwestern. Dr. Masotti has authored and edited 14 books and published many articles on real estate, urban development and public policy issues. His views are often quoted in the national media, including The Wall Street Journal, Barron's, The New York Times, Business Week, Time and Newsweek. His honors and awards include Fellow of the Homer Hoyt Advanced Studies Institute since 1993 and Senior Fulbright Fellow in 1969. Dr. Masotti has served as a director of Samuel Zell's Manufactured Home Communities Inc. REIT since 1993, and he served from 1993 to 1996 as a director of the Tucker Company REIT, both listed on the NYSE. Dr. Masotti earned his Bachelor of Arts degree at Princeton University in 1956 and he received a Ph.D. degree in political science from Northwestern University in 1964.

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

  Michael Meltzer has been Chief Financial Officer and Treasurer of the Company since March 1998. Prior to joining the Company he was the Chief Financial Officer and an Executive Vice President of Landmark Entertainment Group, a designer and producer of theme park attractions, themed entertainment facilities and other projects. From 1993 to 1996, Mr. Meltzer was the Chief Financial Officer and an Executive Vice President of Canal+ (U.S.), a subsidiary of a publicly-held French conglomerate, and from 1994 to 1995 he was a member of the Board of Directors of Carolco Pictures, Inc. From 1989 to 1993, Mr. Meltzer was the Chief Financial Officer of Imagine Films Entertainment, Inc. and from 1985 to 1989, Mr. Meltzer served in various senior level financial positions at Lorimar Telepictures Corporation. From 1968 to 1985, Mr. Meltzer served in the audit group at Peat, Marwick, Mitchell & Co. (now KPMG LLP), where he became a partner in 1978. At Peat Marwick, Mr. Meltzer's primary industry expertise was in the real estate industry, and his principal clients included REITs, real estate developers and mortgage brokers. Mr. Meltzer received his Bachelor of Business Administration degree from the City College of New York in 1968 and his Juris Doctor degree from the Brooklyn Law School in 1975.

  Norbert M. Seifert has been Senior Vice President and General Counsel of the Company since September 1997 and Secretary since July 1997. Mr. Seifert was a partner in the real estate department of the national law firm Sonnenschein Nath & Rosenthal from 1992 to 1997. At Sonnenschein, Mr. Seifert represented institutional lenders in the origination and sale of term loans and construction loans secured by multifamily and commercial real estate, and he was involved in restructuring underperforming mortgage loans. From 1989 to 1992, Mr. Seifert was a partner in the real estate department of Mayer, Brown & Platt and from 1987 to 1989 he was a partner at Turkowitz & Seifert, a boutique law firm specializing in retail real estate. From 1982 to 1987, Mr. Seifert was an associate attorney in the tax and real estate departments of Milbank, Tweed, Hadley & McCloy where he was involved in structuring the initial public offering of the Rockefeller Center Properties, Inc. mortgage REIT. Mr. Seifert received a Bachelor of Science degree, cum laude, from the Wharton School of the University of Pennsylvania in 1977 and a Juris Doctor degree from New York University School of Law in 1980.

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

Item 11. Executive Compensation

  Information required by this item is incorporated by reference to the information set forth under the caption "Executive Compensation" in ICCMIC's definitive proxy statement, which ICCMIC intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Rule 12b-23.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information required by this item is incorporated by reference to the information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in ICCMIC's definitive proxy statement, which ICCMIC intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Rule 12b-23.

Item 13. Certain Relationships and Certain Transactions

Relationships with the Manager

 General

  The Manager commenced operations in August 1997. Prior to October 22, 1997, the Manager had no prior experience in managing or operating a REIT. The executive officers of the Manager collectively had significant experience in purchasing, financing, servicing and investing in mortgage loans, real estate and mortgage securities; however, prior to joining the Company they had not previously managed a REIT. The Manager is a wholly-owned subsidiary of Imperial Credit.

  ICCMIC selected an outside advisor and in particular an advisor associated with Imperial Credit in order to efficiently and economically coordinate, assist and manage the duties and responsibilities of the Company. The Company believes that the Manager is well suited to advise the Company with respect to contract negotiations and asset acquisitions, perform asset/liability modeling and management, obtain market information and manage servicing systems and management information systems. In addition, the Company believes that the Manager is better equipped than the Company to manage human resources and facilities because the Manager and Imperial Credit have substantial experience in these areas.

  The address of the Company and the Manager is 11601 Wilshire Boulevard, Suite 2080, Los Angeles, California 90025-1756, telephone (310) 231-1280.

 Directors and Executive Officers

  The executive officers and directors of the Manager are as follows:

   Name               Age Position
   ----               --- --------
   H. Wayne Snavely    57 Chairman of the Board of Directors
   Kevin E. Villani    50 Vice Chairman of the Board of Directors
   Mark S. Karlan      40 President and Chief Executive Officer, Director
   Michael Meltzer     52 Chief Financial Officer and Treasurer
   Norbert M. Seifert  43 Senior Vice President, General Counsel and Secretary

  Each of these persons also serves as a director and/or executive officer of the Company.

  For biographical information, see Item 10, "Directors and Executive Officers of the Registrant."

 Management Agreement

  ICCMIC entered into a Management Agreement with the Manager for an initial term expiring on the second anniversary of the Closing Date. Thereafter, successive extensions, each for a period of one year, may be made by agreement between ICCMIC and the Manager, subject to the affirmative vote of a majority of the Independent

Directors. ICCMIC may terminate, or decline to renew, the Management Agreement without cause at any time after the initial two year term upon 60 days written notice by a majority vote of the Independent Directors. In that event, ICCMIC is to pay the Manager a termination fee to be determined by independent appraisal. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by ICCMIC and the Manager. If ICCMIC and the Manager are unable to agree upon an appraisal firm, then each of ICCMIC and the Manager is to choose an independent appraisal firm to conduct an appraisal. In such event, (i) if the appraisals prepared by the two appraisers so selected are the same or differ by an amount that does not exceed 20% of the higher of the two appraisals, the termination fee is to be deemed to be the average of the appraisals as prepared by each party's chosen appraiser, and (ii) if these two appraisals differ by more than 20% of such higher amount, the two appraisers together are to select a third appraisal firm to conduct an appraisal. If the two appraisers are unable to agree as to the identity of such third appraiser, either of the Manager or ICCMIC may request that the American Arbitration Association ("AAA") select the third appraiser. The termination fee then is to be the amount determined by such third appraiser, but in no event less than the lower of the two initial appraisals or more than the higher of such two initial appraisals.

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

  Pursuant to the provisions of the Management Agreement, the Manager at all times has been, is and will be subject to the supervision of the Board and has and will have only such functions and authority as the Company delegates to it. The Manager advises the Board as to the activities and operations of the Company. The Manager is responsible for the day-to-day operations of the Company pursuant to the authority granted to it by the Board under the Management Agreement, and the Manager performs (or causes to be performed) such services and activities relating to the assets and operations of the Company as is directed by the Board or as the Manager otherwise considers appropriate, including:

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

  The Manager performs monitoring services on behalf of the Company pursuant to the Management Agreement with respect to loan servicing activities provided by third parties and with respect to the Company's special servicing rights. Such monitoring services include, but are not limited to, the following activities: negotiating special servicing agreements; acting as a liaison between the servicers of the Mortgage Loans and the Company; review of servicers' delinquency, foreclosures and other reports on Mortgage Loans; supervising claims filed under any mortgage insurance policies; and enforcing the obligation of any servicer to repurchase Mortgage Loans. The Manager may enter into subcontracts with other parties, including its affiliates, to provide any such services for the Manager.

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

 Management Fees

  The Manager is entitled to receive a base management fee calculated as a percentage of the Average Invested Assets of the Company for each calendar quarter and equal to 1% per annum of the first $1 billion of such Average Invested Assets, 0.75% of the next $250 million of such Average Invested Assets, and 0.50% of Average Invested Assets above $1.25 billion. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period. The Manager did not receive any management fee for the period prior to the initial public offering of the Company's Common Stock. The base management fee is intended to compensate the Manager, among other things, for its costs in providing management services to the Company. The Board of Directors may adjust the base management fee in the future if necessary to align the fee more closely with the costs of such services.

  The Manager is entitled to receive incentive compensation for each fiscal quarter in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds from Operations of the Company (before the incentive fee) per share of Common Stock (based on the weighted average number of shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per share of Common Stock (based on the weighted average number of shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per share at the initial offering and the prices per share at any secondary offerings by the Company multiplied by (b) the Ten-Year U.S. Treasury Rate plus four percent per annum multiplied by (B) the weighted average number of shares of Common Stock outstanding during such quarter. "Funds From Operations" as defined by NAREIT and as used in the calculation of the compensation that the Company is to pay to the Manager means net earnings (computed in accordance with GAAP) excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and amortization on real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net earnings as an indication of the Company's performance or to cash flows as a measure of liquidity or ability to make distributions. As used in calculating the Manager's compensation, the term "Ten Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.

  The ability of the Company to generate Funds from Operations in excess of the Ten Year U.S. Treasury Rate, and of the Manager to earn the incentive compensation described in the preceding paragraph, is dependent upon the level and volatility of interest rates, the Company's ability to react to changes in interest rates and to utilize successfully the operating strategies described herein, and other factors, many of which are not within the Company's or the Manager's control.

  The Manager is expected to use the proceeds from its base management fee and incentive compensation in part to pay compensation to its officers and employees who, notwithstanding that certain of them also are officers of the Company, will receive no cash compensation directly from the Company.

 Costs and Expenses

  The Company does not now employ, and does not expect to employ, full-time salaried personnel. Instead it relies on the facilities, personnel and resources of the Manager to conduct its operations. The Manager is reimbursed for (or charges the Company directly for) the Manager's costs and expenses in employing third-parties to perform due diligence tasks on assets purchased or considered for purchase by the Company. Expense reimbursement is made quarterly.

  The management fees are payable in arrears. The Manager's base and incentive fees and reimbursable costs and expenses are calculated by the Manager within 45 days after the end of each quarter, and such calculation is promptly delivered to the Company. The Company is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter upon the Manager's delivery of the calculation of its fee. A base management fee of $940 and expenses and initial public offering costs of $989 were accrued and/or paid for the period ended December 31, 1997. A base management fee of $6,319 was accrued and/or paid for the year ended December 31, 1998. No incentive fees have been earned to date. The following table illustrates the management fees accrued and or paid for the year ended December 31, 1998 and the period ended December 31, 1997:

                                       Base        Incentive        Total
                                  management fee management fee management fee
                                  -------------- -------------- --------------
     Period ended December 31,
      1997.......................     $  940           --           $  940
     Year ended December 31,
      1998.......................     $6,319           --           $6,319

 Certain Relationships; Conflicts of Interest

  Imperial Credit and its affiliates, including SPB, expect to continue to originate Mortgage Loans and CMBS Interests. SPB has entered into an agreement granting to the Company, as long as the Management Agreement is in effect, a right of first offer to purchase not less than $150 million annually of multifamily and commercial Mortgage Loans typical of those originated by SPB. Although not contractually committed to do so, the Company intends to continue to consider purchasing Mortgage Loans offered to it pursuant to the foregoing right of first offer, subject to compliance with the Guidelines and underwriting criteria as established and modified from time to time by the Company's Independent Directors.

  The Company has maintained a relationship with Imperial Credit and SPB in which the Company has been a ready, willing and able purchaser of not only Mortgage Loans, but other assets that may be sold from time to time by Imperial Credit and SPB. Although no binding commitment exists on the part of Imperial Credit, SPB or the Company regarding the sale and purchase of such assets, the Company may be able to purchase such assets from Imperial Credit and SPB at prices and on terms meeting the Company's investment criteria. Imperial Credit and SPB may offer to sell assets to the Company on terms and at prices that, in the aggregate, will be fair to both parties, subject to compliance with the Guidelines, but there can be no assurances that Imperial Credit and SPB will offer to sell assets to the Company on such terms and for such prices. In deciding whether to acquire any such asset, the Manager may consider, among other factors, whether acquisition of the asset will enhance the Company's ability to achieve or exceed the Company's risk adjusted target rate of return established for that period by the Company's Board, whether the asset otherwise is well-suited for the Company and whether the Company is financially able to take advantage of the investment opportunity. If an asset that otherwise meets all of the Company's criteria for asset acquisition is being offered to the Company at a price that is greater, or on terms that are less favorable, than would be required by third parties for similar assets in bona fide arm's length transactions, the Manager would be expected to recommend that the Company decline to acquire that asset at the quoted price and terms, notwithstanding the relationship among the Company, Imperial Credit and SPB.

  The Company, on the one hand, and Imperial Credit and its affiliates, on the other, may enter into transactions, some of which may give rise to conflicts of interest. Moreover, three of the members of the Board and all of the Company's officers also are employed by the Manager or its affiliates. The transactions between the Company, on the one hand, and Imperial Credit and its affiliates, on the other, are and will continue to be governed by the Guidelines that have been approved by a majority of the Independent Directors. The Guidelines establish general parameters for the Company's investments, borrowings and operations, including quantitative and qualitative limitations on the Company's assets that may be acquired. The Guidelines assist and instruct the Manager generally, and establish restrictions applicable to transactions with Imperial Credit and its affiliates. The Independent Directors unanimously approved the acquisition of the investments acquired by the Company from Imperial Credit and SPB at the time of the Company's initial public offering. Subsequent to the acquisition of those investments, the Manager has entered into transactions on behalf of the Company with Imperial Credit and its affiliates based upon the Guidelines approved by the Independent Directors. Such transactions are reviewed on a quarterly basis to insure compliance with the Guidelines.

  Although the Independent Directors review the Guidelines periodically and monitor compliance with those Guidelines, in conducting this review the Independent Directors rely and likely will continue to rely primarily on information provided to them by the Manager. The Manager has obtained and may obtain in the future the prices paid by unrelated third parties for similar Mortgage Loans and CMBS Interests in arm's length purchases and sales (if available) or brokers' opinions as to the market price for Mortgage Loans and CMBS Interests (if the prices paid by bona fide third parties are not available and such price opinions are available), and appraisals for Distressed Real Properties purchased from Imperial Credit or its affiliates, but the Independent Directors have relied and are likely to continue to rely substantially on information and analysis provided by the Manager to evaluate the Company's Guidelines, compliance therewith and other matters relating to the Company's investments. Moreover, broker price opinions and appraisals are not always reliable indicators of the value of assets. In particular, broker price opinions may be obtained from the underwriter or placement agent of the CMBS, who may have an incentive to overstate the value of the CMBS. Moreover, the market for unregistered CMBS is illiquid, and therefore accurate prices are difficult to estimate.

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

  If the Independent Directors determine in their periodic review of transactions that a particular transaction does not comply with the Guidelines, then the Independent Directors will consider what corrective action, if any, can be taken. If the transaction is one with Imperial Credit or an affiliate, and if the Independent Directors so direct, the Manager shall use its best reasonable efforts to cause Imperial Credit or the relevant affiliate to repurchase the asset at the purchase price to the Company. Moreover, if transactions are consummated that materially deviate from the Guidelines, then the Independent Directors have the option, under the terms of the Management Agreement, to terminate the Manager.

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

  Imperial Credit purchased 2,970,000 shares of Common Stock on the Closing Date at a price equal to the initial public offering price, net of any underwriting discounts or commissions. On December 11, 1997, Imperial Credit purchased an additional 100,000 shares of Common Stock in an open market transaction. These purchases and the Company's subsequent repurchase of 6,000,000 shares of its Common Stock have resulted in Imperial Credit's ownership of 10.8% of the total shares of Common Stock of the Company. The Manager also has received stock options pursuant to the Company's Stock Option Plan. Imperial Credit has advised the Company that Imperial Credit is obligated to retain its shares of Common Stock of the Company for at least two years after the Company's initial public offering of shares of Common Stock as a result of a lock-up agreement entered into by Imperial Credit and the lead underwriter, but may dispose of its shares any time thereafter. Notwithstanding the foregoing, if the Company terminates the Management Agreement, Imperial Credit may dispose of its shares at that time.

  The market in which the Company acquires assets has been characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company, the Manager, and affiliates of the Manager in addition to those described herein.

1997 Stock Option Plan

  The Company adopted, and its sole stockholder approved, the Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock Option Plan (as amended to date, the "Plan") under which the Compensation Committee of the Board or, if none, the Board (the "Committee") is authorized to grant options to purchase shares of Common Stock ("Options"). The maximum aggregate number of shares of Common Stock that may be issued pursuant to the exercise of Options granted during the term of the Plan is 7,500,000. As of December 31, 1998, the Company had granted Options for 3,045,000 shares of Common Stock at a price of $15.00 and 883,500 shares of Common Stock at a price of $9.00. These grants include 1,691,250 shares to the Manager and 2,084,000 shares primarily to executive officers and Directors of the Company. In general, one third of all the options is exercisable on each of the first three anniversaries of their grant and all of the options that have not been exercised within 10 years of the date of grant will expire. In the event of a change in control as defined in the Plan, all options become fully exercisable.

  Eligibility And Awards. All employees (including officers), directors and others providing services to the Company, as well as the Manager and employees (including officers) and directors of the Manager (collectively, the "Eligible Recipients"), are eligible to receive Options at the discretion of the Committee. The Committee is authorized to determine which Eligible Recipients shall receive Options, and the terms and conditions on which Options shall be granted, but not less than 30% of the total number of shares of Common Stock subject to Options granted as of any date shall have been granted to employees of the Manager (the "Manager Reserve"), and at least one-third of such Manager Reserve shall have been granted to the President of the Manager. Options granted pursuant to the Plan are and may be either nonqualified stock options or incentive stock options. Options granted pursuant to the Plan generally are not transferable except that, to the extent permitted by the Committee, a grantee may transfer Options to members of his immediate family (including spouse, parents, children and siblings) and the Manager may transfer its Options to any other Eligible Recipient. Grants of Options under the Plan to persons or entities other than executive officers and directors of the Company may result in a charge against the Company's earnings for financial reporting purposes under GAAP. Any such charge to earnings will be recognized in the appropriate period.

  Exercise Price And Exercisability. The exercise price of all Options is and will be not less than 100% of the fair market value of the Common Stock subject to the Options on the date of grant. Options generally become exercisable not earlier than one year following the date of award or as otherwise determined by the Committee at the time of the award. The exercise price of an Option may be paid by any one or more of the following: (i) cash or its equivalent, (ii) shares of Common Stock, (iii) cancellation of any indebtedness owed by the

Company, (iv) a full-recourse promissory note, if approved by the Committee,
(v) a "cashless" exercise pursuant to a sale through a broker of all or a portion of the shares covered by the Option or (vi) by making payment with shares of Common Stock simultaneously acquired on exercise of the Option pursuant to procedures approved by the Committee.

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

  Amendment And Termination. The Board generally may amend the Plan at any time, except that approval by ICCMIC's stockholders will be required for any amendment that increases the aggregate number of shares of Common Stock that may be issued pursuant to the Plan, that materially changes the class of persons eligible to receive such Options, that extends the maximum Option term, that decreases the exercise price of any Option to less than the fair market value of the Common Stock on the date of grant or that materially increases benefits accruing to the participants under the Plan. Shares of Common Stock subject to Options that expire, are terminated or otherwise are surrendered to the Company will be available for issuance in connection with future awards under the Plan. No Option term may exceed ten years from the date of grant, and no Option grant may be made under the Plan after the tenth anniversary of the date the Plan was adopted by the Board. In 1998, the Board amended the Plan to provide for accelerated exercisability in the event of a change in control and to make certain technical amendments.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Consolidated Financial Statements included in the Form 10-K are:

    Consolidated Balance Sheets as of December 31, 1998 and 1997; Consolidated Statements of Earnings for the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31,
       1997;
    Consolidated Statements of Changes in Stockholders' Equity and
       Comprehensive Income for the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997;
    Consolidated Statements of Cash Flows for the year ended December 31,
       1998 and the period from July 31, 1997 (Inception) through December 31, 1997; and
    Notes to Consolidated Financial Statements.

  All schedules have been omitted because they are either not applicable, not required or the information required has been disclosed in the financial statements and related notes or otherwise in the Form 10-K.

  (b) Exhibits

   3.1*   Charter of the Company
   3.2    Bylaws of the Company, as amended December 14, 1998
   10.1+  Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock
          Option Plan
   10.2+  Management Agreement dated October 22, 1997 between the Company and
          Imperial Credit Commercial Asset Management Corp.
   10.3+  Agreement for Purchase and Sale of Real Estate Loans between Southern
          Pacific Bank and the Company dated as of October 1, 1997
   10.4+  Agreement for Purchase of Mortgage-Backed Securities between Southern
          Pacific Bank and the Company dated as of October 22, 1997
   10.5+  Agreement for Purchase of Mortgage-Backed Securities between Imperial
          Credit Industries, Inc. and the Company dated as of October 22, 1997
   10.6++ Master Loan and Security Agreement dated as of March 30, 1998 between
          ICCMIC as Borrower and Morgan Guaranty Trust Company of New York, as
          Lender
   23     Consent of KPMG LLP
   27     Financial Data Schedule

--------
* Incorporated by reference to the Company's Form S-11 Registration No. 333-
  32683
+ Incorporated by reference to the Company's Form 10-Q as of September 30,
  1997.
++Incorporated by reference to the Company's Form 10-Q as of March 31, 1998.

  (c) Reports on Form 8K

  A Form 8-K was filed with the Commission on November 4, 1998 with the Company's press release covering earnings for the period ended September 30, 1998.

  A Form 8-K was filed with the Commission on December 22, 1998 with the Company's press release covering the dividend declared during the fourth quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Imperial Credit Commercial Mortgage
                                      Investment Corp.

Date: March 30, 1999                 By /s/      Mark S. Karlan
                                       -----------------------------------
                                                   Mark S. Karlan
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ H. Wayne Snavely          Chairman of the Board of        March 30, 1999
____________________________________ Directors
          H. Wayne Snavely

       /s/ Kevin E. Villani          Vice Chairman of the Board      March 30, 1999
____________________________________ of Directors
          Kevin E. Villani
        /s/ Mark S. Karlan           President, Chief Executive      March 30, 1999
____________________________________ Officer and Director
           Mark S. Karlan
       /s/ Michael Meltzer           Chief Financial Officer         March 30, 1999
____________________________________ (Principal Financial and
          Michael Meltzer            Accounting Officer)
                                     Director
____________________________________
       Patric H. Hendershott
    /s/ Joseph A. Jaconi, Jr.        Director                        March 30, 1999
____________________________________
       Joseph A. Jaconi, Jr.
       /s/ Louis H. Masotti          Director                        March 30, 1999
____________________________________
          Louis H. Masotti
      /s/ Kenneth A. Munkacy         Director                        March 30, 1999
____________________________________
         Kenneth A. Munkacy