Form 10-K405/A
period 1998-12-31
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-04-30
CIK 1042824

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

             Title of each class                 Name of each exchange on which registered
       Common Stock, $0.0001 par value                    The Nasdaq Stock Market
       Preferred Share Purchase Rights                    The Nasdaq Stock Market

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



-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

                         1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                      Part I
 Item 1.  Business                                                           3
 Item 2.  Properties                                                         8
 Item 3.  Legal Proceedings                                                  8
 Item 4.  Submission of Matters to a Vote of Security Holders                8
                                      Part II
          Market For Registrant's Common Equity and Related Stockholder
 Item 5.  Matters                                                            9
 Item 6.  Selected Consolidated Financial Data                              10
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations                                         11
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk        19
 Item 8.  Financial Statements and Supplementary Data                       23
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure                                          47
                                     Part III
 Item 10. Directors and Executive Officers of the Registrant                47
 Item 11. Executive Compensation                                            51
 Item 12. Security Ownership of Certain Beneficial Owners and Management    58
 Item 13. Certain Relationships and Related Transactions                    59
                                      Part IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K                                                               66

  The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is being amended hereby to add responses to Items 11 and 12 (in light of the fact that the Company's Proxy Statement is not being filed within 120 days after the end of its last fiscal year), to clarify and supplement disclosures in Items 10 and 13 and to clarify certain disclosure in Item 5.

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

   [DIAGRAM OF RELATIONSHIPS AMONG ICCMIC, IMPERIAL CREDIT AND OTHER AFFILIATES]
-------
(1) ICCMIC's outstanding Common Stock is held by Imperial Credit (approximately 11%) and various public stockholders (including certain directors, officers and employees of ICCMIC, the Manager and Imperial Credit, members of their respective immediate families and certain other persons).
(2) The Manager has entered into a Management Agreement with ICCMIC, pursuant to which the Manager formulates operating strategies and provides certain managerial and administrative functions for the Company, subject to the supervision of ICCMIC's Board of Directors.
(3) Imperial Credit, SPB and FMAC have sold loans and securities to ICCMIC for cash.
(4) See the following paragraph for a description of ICCMIC's subsidiaries.

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

  On March 27, 1999, the last reported sale price of the Common Stock on The Nasdaq Stock Market was $8.9375 per share. As of March 27, 1999, there was a total of approximately 2,700 holders of record and beneficial owners of ICCMIC's Common Stock.

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

             Imperial Credit Commercial Mortgage Investment Corp.

                 For the year ended December 31, 1998 and the
        period from July 31, 1997 (Inception) through December 31, 1997 and as of December 31, 1998 and 1997

                 (Dollars in thousands, except per share data)

                                                               1998       1997
                                                            ----------- --------
Statement of Earnings Data:
  Interest Income.......................................... $    49,737 $  6,467
  Real Property Rental Income..............................       7,684      --
                                                            ----------- --------
    Total Income...........................................      57,421    6,467
                                                            ----------- --------
Operating Expenses:
  Management fees..........................................       6,319      940
  Interest expense.........................................      11,165      --
  Provision for loan losses................................       6,300      --
  Write-down of securities available-for-sale..............       4,554      --
  Depreciation of real property............................       1,755      --
  Real property operating expenses.........................       1,872      --
  Due diligence expenses...................................       1,659      487
  Stock options issued to Manager and its employees........          97    2,550
  Other....................................................       1,456      331
                                                            ----------- --------
    Total Expenses.........................................      35,177    4,308
                                                            ----------- --------
    Net Earnings........................................... $    22,244 $  2,159
                                                            =========== ========
Earnings per share--Basic and diluted...................... $      0.68 $   0.06
                                                            =========== ========
Cash dividends declared per share.......................... $      1.18 $   0.13
                                                            =========== ========
                                                               1998       1997
                                                            ----------- --------
Balance Sheet Data:
Total invested assets...................................... $   721,982 $331,330
Total assets...............................................     757,174  495,137
Total outstanding borrowings...............................     331,132      --
Total liabilities..........................................     348,365   15,435
Total stockholders' equity................................. $   408,809 $479,702
Ratio of outstanding borrowings to stockholders' equity.... 0.81 to 1.0      --

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

                                                                 1998     1997
                                                               -------- --------
   Mortgage Loan pools........................................ $470,142 $272,009
   Large Mortgage Loans.......................................   86,506      --
   Real Property..............................................  107,663      --
   Securities.................................................   57,671   59,321
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

  The following table sets forth delinquency, loss and prepayment data for the mortgage loan collateral underlying the Company's CMBS investments as of and for the periods ended December 31, 1998 and 1997:

                                                               1998      1997
                                                             --------  --------
   CMBS investments......................................... $ 46,678  $ 54,321
   Mortgage Loan Collateral:
   Original principal balance...............................  480,023   480,023
   Principal balance at December 31.........................  349,447   400,025
   Delinquent principal balance at December 31..............   10,722    16,086
   Delinquent balance percent at December 31................        3%        4%
   Prepayments year to date.................................   81,511    34,225
   Prepayments for quarter..................................   22,132    14,020
   Losses year to date......................................      845       --

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

              IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE
                                     INCOME

                  For the year ended December 31, 1998 and the period from July 31, 1997 (Inception) through December 31, 1997

                   (Dollars in thousands, except share data)

                                                                                       Total
                           Number of                      Accumulated    Accrued   Stockholders'
                            Common            Additional     Other      Dividends   Equity and
                            Shares     Common  Paid-In   Comprehensive  In Excess  Comprehensive
                          Outstanding  Stock   Capital      Income     of Earnings    Income
                          -----------  ------ ---------- ------------- ----------- -------------
Initial capitalization,
 July 31, 1997..........         100    $--    $      2      $--        $    --      $      2
                                                                                     --------
Net earnings............                                                   2,159        2,159
Unrealized gain on
 securities available-
 for-sale...............                                      169                         169
                                                                                     --------
Comprehensive income....                                                                2,328
                                                                                     --------
Net proceeds from
 initial public offering
 on October 22, 1997....  34,500,000       3    479,306                               479,309
Purchase and retirement
 of initial shares......        (100)                (2)                                   (2)
Stock options issued to
 Manager and its
 employees..............                          2,550                                 2,550
Cumulative dividends
 declared ($0.13 per
 share).................                                                  (4,485)      (4,485)
                          ----------    ----   --------      ----       --------     --------
Balance, December 31,
 1997...................  34,500,000       3    481,856       169         (2,326)     479,702
                          ----------    ----   --------      ----       --------     --------
Net earnings............                                                  22,244       22,244
Change in unrealized
 gain (loss) on
 securities available-
 for-sale...............                                     (209)                       (209)
Foreign currency
 exchange gain..........                                      261                         261
                                                                                     --------
Comprehensive income....                                                               22,296
                                                                                     --------
Purchase of stock.......  (6,000,000)           (56,338)                              (56,338)
Stock options issued to
 Manager and its
 employees..............                             97                                    97
Cumulative dividends
 declared ($1.18 per
 share).................                                                 (36,948)     (36,948)
                          ----------    ----   --------      ----       --------     --------
Balance, December 31,
 1998...................  28,500,000    $  3   $425,615      $221       $(17,030)    $408,809
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

  As of December 31, 1998 and 1997, the Company's mortgage loan portfolio consisted of the following:

                                     1998                      1997
                            ------------------------- -------------------------
                                      % of    Number            % of    Number
                             Amount   Loans  Of Loans  Amount   Loans  Of Loans
                            --------  -----  -------- --------  -----  --------
   Principal balance:
   Multifamily loans....... $270,170   48.9%    968   $171,312   65.5%   681
   Commercial loans........  264,732   47.9%    374     90,050   34.5%   191
   Construction loan
    participation..........   18,000    3.2%      1        --     --      --
                            --------  -----   -----   --------  -----    ---
     Total Principal.......  552,902  100.0%  1,343    261,362  100.0%   872
                                      =====   =====             =====    ===
   Unamortized premium.....   14,344                    12,374
   Unearned loan fees......   (2,571)                      --
   Less allowance for loan
    losses.................   (8,027)                   (1,727)
                            --------                  --------
   Net carrying amount..... $556,648                  $272,009
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

  The following summary reflects loans acquired from affiliates of the Manager which are included in the table shown above as of December 31, 1998 and 1997:

                                                      1998            1997
                                                 --------------- ---------------
                                                  Amount  Number  Amount  Number
                                                 -------- ------ -------- ------
   Principal balance of SPB loans............... $353,477   985  $196,801  568
   Principal balance of FMAC loans..............   54,501    55     6,182    2
                                                 -------- -----  --------  ---
     Total principal balance of loans acquired
      from affiliates of Manager................ $407,978 1,040  $202,983  570
                                                 ======== =====  ========  ===

  The change in the mortgage loan balance consisted of the following during the periods ended December 31, 1998 and 1997:

                                                                1998     1997
                                                              -------- --------
   Mortgage loans purchased or originated, net............... $381,189 $273,051
   Less:
   Collections of principal..................................   88,392      992
   Provision for loan losses.................................    6,300      --
   Amortization of premium...................................    1,858       50
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
                                               =====    ========                      ===     ========

             IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP.

               (Dollars in thousands, except per share amounts)


The Company's mortgage loans were secured by properties located in 40 states as set forth in the following table:

                                    December 31, 1998                  December 31, 1997
                            ----------------------------------  ---------------------------------
                                             Principal                           Principal
                             Number   % by   Balance of  % by    Number   % by    Balance   % by
   State                    of Loans Number    Loans    Amount  of Loans Number  of Loans  Amount
   -----                    -------- ------  ---------- ------  -------- ------  --------- ------
   Arizona.................     74    5.51%   $ 29,009   5.25%      53    6.08%  $ 22,899   8.76%
   California-Northern.....     87    6.48%     44,000   7.96%      37    4.24%    16,863   6.45%
   California-Southern.....    553   41.18%    178,089  32.21%     346   39.68%   101,822  38.96%
   Colorado................     62    4.62%     20,237   3.66%      34    3.90%    10,669   4.08%
   Connecticut.............     15    1.12%      4,859   0.88%      11    1.26%     1,939   0.74%
   Florida.................     31    2.31%     46,397   8.39%      11    1.26%     2,709   1.04%
   Georgia.................      9    0.67%      4,664   0.84%      --     --         --     --
   Illinois................     22    1.64%      2,479   0.45%      24    2.75%     4,942   1.89%
   Massachusetts...........     38    2.83%      7,268   1.31%      36    4.13%     6,156   2.36%
   Maryland................      9    0.67%      1,489   0.27%       9    1.03%     3,242   1.24%
   Maine...................      8    0.59%      3,397   0.61%      --     --         --     --
   New Hampshire...........     33    2.46%      4,951   0.90%      36    4.13%     4,792   1.83%
   New Jersey..............     67    4.99%     16,951   3.07%      55    6.31%    12,473   4.77%
   Nevada..................     13    0.97%     21,101   3.82%      --     --         --     --
   New York................     88    6.55%     20,733   3.75%      79    9.06%    17,910   6.85%
   Ohio....................     18    1.34%      1,941   0.35%      17    1.95%     1,983   0.76%
   Oregon..................     60    4.47%     26,947   4.87%      32    3.67%    16,355   6.26%
   Pennsylvania............      8    0.59%      2,326   0.42%      --     --         --     --
   Rhode Island............      8    0.59%      2,028   0.37%      --     --         --     --
   Texas...................     31    2.31%     18,174   3.29%      12    1.38%     4,946   1.89%
   Utah....................      8    0.60%      6,092   1.10%      --     --         --     --
   Washington..............     50    3.72%     29,041   5.25%      37    4.24%    21,870   8.37%
   19 other states.........     51    3.80%     60,729  10.98%      43    4.93%     9,792   3.75%
                             -----   -----    --------  -----     ----   -----   --------  -----
     Total.................  1,343   100.0%   $552,902  100.0%     872   100.0%  $261,362  100.0%
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

  The amortized cost and estimated fair value of the Company's securities available-for-sale are summarized as follows:

                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
         Balance at December 31, 1998    Cost       Gain       Loss      Value
         ----------------------------  --------- ---------- ---------- ---------
   Security Description
   CMBS interests:
   Non-investment grade rated
    subordinated interests...........   $34,763    $   90     $  --     $34,853
   Investment grade rated senior
    interest only interests..........     3,361       --          64      3,297
   Non-investment grade rated
    subordinated interest only
    interests........................     2,959       --         --       2,959
   Non-rated subordinated interest
    only interests...................     1,386       --         --       1,386
   Other non-rated subordinated
    interests........................     4,050       133        --       4,183
                                        -------    ------     ------    -------
     Total CMBS interests............    46,519       223         64     46,678
   Non-investment grade rated
    subordinated notes...............     6,192       --         199      5,993
   Common stock in private equity
    REIT.............................     5,000       --         --       5,000
                                        -------    ------     ------    -------
     Total...........................    57,711    $  223     $  263    $57,671
                                        =======    ======     ======    =======

                                                   Gross      Gross    Estimated
                                       Amortized Unrealized Unrealized   Fair
         Balance at December 31, 1997    Cost       Gain       Loss      Value
         ----------------------------  --------- ---------- ---------- ---------
   Security Description
   CMBS interests:
   Non-investment grade rated
    subordinated interests...........   $34,405    $1,411     $   14    $35,802
   Investment grade rated senior
    interest only interests..........     6,642       --         486      6,156
   Non-investment grade rated
    subordinated interest only
    interests........................     6,645       --         532      6,113
   Non-rated subordinated interest
    only interests...................     1,987       --         236      1,751
   Other non-rated subordinated
    interests........................     4,473        26        --       4,499
                                        -------    ------     ------    -------
     Total CMBS interests............    54,152     1,437      1,268     54,321
   Common stock in private equity
    REIT.............................     5,000       --         --       5,000
                                        -------    ------     ------    -------
     Total...........................   $59,152    $1,437     $1,268    $59,321
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

  The executive officers and directors of the Company are as follows:

   Name                      Age Position
   ----                      --- --------
   H. Wayne Snavely (2)       57 Chairman of the Board
   Kevin E. Villani (1)       50 Vice Chairman of the Board
   Mark S. Karlan             40 President and Chief Executive Officer,
                                 Director
   Patric H. Hendershott (2)  60 Independent Director
   Joseph A. Jaconi, Jr. (1)  54 Independent Director
   Louis H. Masotti (1)       64 Independent Director
   Kenneth A. Munkacy (2)     44 Independent Director
   Michael Meltzer            52 Chief Financial Officer and Treasurer
   Norbert M. Seifert         43 General Counsel, Senior Vice President and
                                 Secretary

--------
(1)Member of the Audit Committee
(2)Member of the Compensation Committee

  H. Wayne Snavely has been Chairman of the Board of the Company since its inception in July 1997. Mr. Snavely has been Chief Executive Officer of Imperial Credit since December 1991 and President since February 1996. From 1986 to February 1992, Mr. Snavely served as Executive Vice President of Imperial Bancorp and Imperial Bank. From 1983 through 1986, Mr. Snavely was employed as Chief Financial Officer of Imperial Bancorp and Imperial Bank. Mr. Snavely served as a director of Imperial Bank until 1998. Mr. Snavely is Chairman of the Board of Franchise Mortgage Acceptance Company (Nasdaq--FMAX).

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

  Mark S. Karlan has served as a member of the Board of the Company and as its President and Chief Executive Officer since its inception in July 1997. From March 1998 to April 1999, Mr. Karlan served as a Director of On Stage Entertainment, Inc., a company to which the Company has made a loan. From 1990 to 1997, Mr. Karlan was a private real estate investor managing all aspects of approximately $100 million of real estate transactions including the acquisition, financing, leasing and sale of office, retail, industrial and residential assets. From 1984 to 1990, Mr. Karlan served in the acquisition group of JMB Realty Corporation, most recently as Senior Vice President. Mr. Karlan acquired for institutional clients more than one hundred commercial properties including shopping centers, office buildings, apartment complexes and hotels located throughout the United States and Canada, with a gross asset value exceeding $6 billion. Mr. Karlan had full responsibility for negotiating, structuring and analyzing all assets he acquired for JMB, including valuation and credit analyses and cash flow projections. Mr. Karlan's primary focus was larger portfolio acquisitions. In 1987, Mr. Karlan led the 100 person JMB acquisition team during the $5 billion leveraged acquisition of the Cadillac Fairview, Inc. real estate company. In 1987, Mr. Karlan became the youngest partner of JMB. Mr. Karlan received a Bachelor of Arts degree in Economics, magna cum laude, from Harvard College in 1980 and was awarded a John Harvard Scholarship for academic achievement of the highest distinction. Mr. Karlan received a Master of Business Administration degree with second year honors from the Harvard Business School and a Juris Doctor degree, cum laude, from the Harvard Law School, both in 1984.

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

  Louis H. Masotti has been a Director of the Company since September 1997, Dr. Masotti serves as President of Louis H. Masotti, Ltd., a management, real estate and urban development consulting firm. Between 1992 and June 1998, Dr. Masotti was Professor of Management and Urban Development in the Graduate School of Management at the University of California, Irvine, where he also served as the Director of the Program in Real Estate Management. From 1970 to 1992, Dr. Masotti was Professor of Management and Urban Development at the Kellogg Graduate School of Management at Northwestern University, and between 1989 and 1992, Dr. Masotti also taught real estate and urban development courses as a Visiting Professor at the Anderson Graduate School of Management at UCLA and at Stanford Business School. In 1985, Dr. Masotti founded the Kellogg Center for Real Estate Research at Northwestern University and served as its Director until 1992. From 1970 to 1980, Dr. Masotti served as the Director of the Center for Urban Policy Research at Northwestern. Dr. Masotti has authored and edited 14 books and published many articles on real estate, urban development and public policy issues. His views are often quoted in the national media, including The Wall Street Journal, Barron's, The New York Times, Business Week, Time and Newsweek. His honors and awards include Fellow of the Homer Hoyt Advanced Studies Institute since 1993 and Senior Fulbright Fellow in 1969. Dr. Masotti has served as a director of Samuel Zell's Manufactured Home Communities Inc. REIT since 1993, and he served from 1993 to 1996 as a director of the Tucker Company REIT, both listed on the NYSE. Dr. Masotti earned his Bachelor of Arts degree at Princeton University in 1956 and he received a Ph.D. degree in political science from Northwestern University in 1964.

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

Item 11. Executive Compensation

  The executive officers of the Company have been elected by the Company's Board of Directors to fulfill the responsibilities set forth in the Company's Bylaws. Such executive officers are also executive officers of the Manager. The executive officers receive cash compensation and typical employee benefits from the Manager and stock option compensation from the Company in the form of Company stock options under the 1997 Stock Option Plan.

  The Company does not otherwise pay a salary, bonus or other compensation to its executive officers, nor does it have any long-term incentive programs other than the 1997 Stock Option Plan. The Manager, at its expense, provides all personnel necessary to conduct the regular business of the Company. The Manager receives various fees for advisory and other services performed under the Management Agreement between the Company and the Manager. A description of the Management Agreement between the Company and the Manager and the fees paid by the Company thereunder is included below under the caption "Certain Relationships and Related Transactions--Management Agreement."

  The following table sets forth information regarding compensation paid by the Company to the Company's executive officers. None of the Company's executive officers earned more than $100,000 in total annual salary and bonus from the Company.

                                                            Long-Term
                                                          Compensation
                                                        -----------------
                                                        Shares Underlying
           Name and Principal Position             Year   Stock Options   Other
           ---------------------------             ---- ----------------- -----
Mark S. Karlan, President and Chief Executive
 Officer(1),(2)................................... 1998      258,750       --
                                                   1997      517,500       --
Michael Meltzer, Chief Financial Officer and
 Treasurer(1),(3)................................. 1998       74,500       --
                                                   1997          --        --
Norbert M. Seifert, General Counsel, Senior Vice
 President and Secretary(1),(4)................... 1998       34,500       --
                                                   1997       69,000       --
Daniel J. Occelli, Former Senior Vice
 President(5),(6)................................. 1998       34,500       --
                                                   1997       34,500       --

--------
(1) Options granted on December 14, 1998 can be separated into two parts, (i) an incentive stock option for 33,333 shares of Common Stock exercisable in three equal installments of 11,111 shares on or after December 14 of the years 1999, 2000 and 2001, and (ii) a non-qualified stock option for the number of shares of Common Stock described in (2), (3) and (4) below, exercisable on or after December 14 of the years 1999, 2000 and 2001.

(2) Includes non-qualified stock options granted on December 14, 1998 for 225,417 shares of Common Stock exercisable in three equal installments of 75,139 shares. Includes a 1997 grant of (i) incentive stock options for 6,666 shares of Common Stock exercisable on or after October 16, 1998 and
     (ii) non-qualified stock options for 510,834 shares (13,332 of which were originally granted as incentive stock options) of Common Stock of which 165,834 shares are exercisable on or after October 16, 1998 and 172,500 shares each are exercisable on or after October 16, 1999 and 2000.

(3) Includes non-qualified stock options granted on December 14, 1998 for 1,167 shares of Common Stock exercisable in three equal installments of 389 shares. Includes non-qualified stock options granted on March 25, 1998 for 40,000 shares (19,998 of which were originally granted as incentive stock options) of Common Stock exercisable in installments of 13,333 shares on or after March 25, 1999 and 2000 and 13,334 shares on or after March 25, 2001.

(4) Includes non-qualified stock options granted on December 14, 1998 for 1,167 shares of Common Stock exercisable in three equal installments of 389 shares. Includes a 1997 grant of (i) incentive stock options for 6,666 shares of Common Stock exercisable on or after October 16, 1998 and
     (ii) non-qualified stock options for 62,334 shares (13,332 of which were originally granted as incentive stock options) of Common Stock of which 16,334 shares are exercisable on or after October 16, 1998 and 23,000 shares each are exercisable on or after October 16, 1999 and 2000.

(5) Includes non-qualified stock options granted on March 25, 1998 for 34,500 shares of Common Stock exercisable in three equal installments of 11,500 shares on or after March 25, 1999, 2000 and 2001. Includes a 1997 grant of (i) incentive stock options for 19,998 shares of Common Stock exercisable in three equal installments of 6,666 shares on or after October 16, 1998, 1999 and 2000, and (ii) non-qualified stock options for 14,502 shares of Common Stock exercisable in three equal installments of 4,834 shares on or after October 16, 1998, 1999 and 2000.

(6) Mr. Occelli is no longer affiliated with the Company. His employment with the Manager ended on February 1, 1999.

Stock Option Plan

  The Company adopted on October 16, 1997, and its then sole stockholder approved, the Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock Option Plan (as amended to date, the "Plan") under which the Compensation Committee of the Board or the Board (the "Committee") is authorized to grant options to purchase shares of Common Stock ("Options"). The maximum aggregate number of shares of Common Stock that may be issued pursuant to the exercise of Options granted during the term of the Plan is 7,500,000. As of December 31, 1998, the Company had granted Options for 3,024,250 shares of Common Stock at a price of $15.00 per share and 849,000 shares of Common Stock at a price of $9.00 per share. These grants include 1,691,250 shares to the Manager and 2,182,000 shares primarily to executive officers and Directors of the Company. In general, one third of each of the Options is exercisable on each of the first three anniversaries of the date of grant, and any Options that have not been exercised within 10 years of the date of grant will automatically expire. In the event of a change-in-control of the Company or the Manager, as defined in the Plan, all Options become fully exercisable.

 Eligibility and Awards

  All employees (including officers), Directors and others providing services to the Company, as well as the Manager and employees (including officers) and directors of the Manager (collectively, the "Eligible Recipients"), are eligible to receive Options at the discretion of the Committee. The Committee is authorized to determine which Eligible Recipients shall receive Options, and the terms and conditions on which Options shall be granted, but not less than 30% of the total number of shares of Common Stock subject to Options granted as of any date shall have been granted to employees of the Manager (the "Manager Reserve"), and at least one-third of such Manager Reserve shall have been granted to the President of the Manager. Options granted pursuant to the Plan may be either non-qualified stock options or incentive stock options. Options granted pursuant to the Plan generally are not transferable except that, to the extent permitted by the Committee, a grantee may transfer Options to members of his immediate family (including spouse, parents, children and siblings) and the Manager may transfer its Options to any other Eligible Recipient. Grants of Options under the Plan to persons or entities other than executive officers and directors of the Company may result in a charge against the Company's earnings for financial reporting purposes under Generally Accepted Accounting Principles ("GAAP"). Any such charge to earnings will be recognized in the appropriate period.

 Exercise Price and Exercisability

  The exercise prices of all Options are and shall be not less than 100% of the fair market value of the Common Stock subject to the Options on the date of grant. Options generally become exercisable not earlier than one year following the date of the award or as otherwise determined by the Committee at the time of the award. The exercise price of an Option may be paid by any one or more of the following: (i) cash or its equivalent, (ii) shares of Common Stock, (iii) cancellation of any indebtedness owed by the Company, (iv) a full-recourse promissory note, if approved by the Committee, (v) a "cashless" exercise pursuant to a sale through a broker of all or a portion of the shares covered by the Option or (vi) by making payment with shares of Common Stock simultaneously acquired on exercise of the Option pursuant to procedures approved by the Committee.

 Termination of Employment

  If an Eligible Recipient's affiliation with the Company is terminated for cause, all of such Eligible Recipient's unexercised Options will terminate immediately upon such termination. If an Eligible Recipient terminates his affiliation with the Company voluntarily, all of such Eligible Recipient's unexercised Options will terminate thirty days after the date of such termination. Except as otherwise determined by the Committee, if an Eligible Recipient has a termination of affiliation because of death or permanent disability or for any other reason (other than a voluntary termination or a termination for cause), all of such Eligible Recipient's unexercised Options may be exercised by the Eligible Recipient or his beneficiary or legal representative, to the extent such Options are or become exercisable in accordance with their terms, for up to one year after the later of (i) the date of such Eligible Recipient's termination of affiliation or (ii) the date the Options first become exercisable, but in no event later than the expiration of the Option term.

 Amendment and Termination

  The Board generally may amend the Plan at any time, except that approval by the Company's stockholders will be required for any amendment that increases the aggregate number of shares of Common Stock that may be issued pursuant to the Plan, that materially changes the class of persons eligible to receive such Options, that extends the maximum Option term, that decreases the exercise price of any Option to less than the fair market value of the Common Stock on the date of grant or that materially increases the benefits accruing to the participants under the Plan. Shares of Common Stock subject to Options that expire, are terminated or otherwise are surrendered to the Company will be available for issuance in connection with future awards under the Plan. No Option term may exceed ten years from the date of grant, and no Option grant may be made under the Plan after the tenth anniversary of the date the Plan was adopted by the Board. In 1998, the Board amended the Plan to provide for accelerated exercisability in the event of a change-in-control of the Company or the Manager and to make certain technical amendments.

Option Grants

  The following table sets forth Options granted during 1998 to the executive officers receiving such grants under the Company's 1997 Stock Option Plan, as amended. The Plan does not provide for stock appreciation rights.

 Option Grants in Fiscal Year Ended December 31, 1998

                                        Individual Grants of Stock Options
                         ----------------------------------------------------------------
                            Number of    Percentage of
                             Shares         Options    Exercise              Grant Date
                           Underlying      Granted to    Price   Expiration Present Value
Name                     Options Granted  Employees(1) ($/Share)    Date       ($)(2)
----                     --------------- ------------- --------- ---------- -------------
Mark S. Karlan..........     258,750         45.7%      $ 9.00    12/14/08    $188,888

Michael Meltzer.........      74,500         13.2%          (3)         (3)   $ 73,585

Norbert M. Seifert......      34,500          6.1%      $ 9.00    12/14/08    $ 25,185

Daniel J. Occelli(4)....      34,500          6.1%      $15.00     3/25/08    $ 41,745

--------
(1) The percentage reflected relates to all Options granted to employees of the Manager who are either officers of the Company or whose time is devoted substantially to the Company. There were a total of 914,500 Options granted during 1998, a total of 90,000 of which were granted to Independent Directors and a total of 258,750 of which were granted to Messrs. Snavely and Villani, each a Director but not an officer of the Company.

(2) The value has been calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of 13.30%, risk-free interest rate of 4.70%, expected life of five years and expected volatility of 33.00%. The derived fair value of the Options granted during 1998 was approximately $0.73 per share for Options issued at $9.00 per share and $1.21 per share for options issued at $15.00 per share.

(3) An Option to purchase up to 40,000 shares of Common Stock at $15.00 per share was granted to Mr. Meltzer on March 25, 1998 which expires on March 25, 2008 and an additional Option to purchase up to 34,500 shares of Common Stock at $9.00 per share was granted to Mr. Meltzer on December 14, 1998 which expires on December 14, 2008.

(4) Mr. Occelli is no longer affiliated with the Company.

Year-End Option Values

                                           Year-End Option Values
                             ---------------------------------------------------
                                 Number of Shares      Value of Unexercised In-
                               Underlying Options at       the-Money Options at
   Name(2)                     December 31, 1998 (#)       December 31, 1998(1)
   -------                   ------------------------- -------------------------
                             Exercisable Unexercisable Exercisable Unexercisable
                             ----------- ------------- ----------- -------------
Mark S. Karlan..............   172,500      603,750        --         $97,031

Michael Meltzer.............      none       74,500        --          12,938

Norbert M. Seifert..........    23,000       80,500        --          12,938

Daniel J. Occelli(3)........    11,500       57,500        --             --

--------
(1) The value of unexercisable, in-the-money Options is the difference between the exercise price of the Options ($9.00) and the closing price for the Company's Common Stock as of December 31, 1998 ($9.375).

(2) None of the executive officers exercised Options during 1998.

(3) Mr. Occelli is no longer affiliated with the Company.

Compensation of Directors

  The Company pays an annual director's fee to each Independent Director of $20,000, paid in quarterly installments. Each Independent Director also receives a fee of $500 for each meeting of the Board of Directors or committee thereof attended in person or by telephone by such Independent Director. In addition, an annual fee of $2,000 is paid to any Independent Director who serves as chair of any committee of the Board. On December 14, 1998, each Independent Director other than Mr. Jaconi received a non-qualified option to purchase 15,000 shares of Common Stock, and Mr. Jaconi received a non-qualified option to purchase 45,000 shares of Common Stock, with the Company obligated to repurchase for $30,000 a portion of Mr. Jaconi's option covering 30,000 shares if he so requests on or before December 13, 1999. Each option generally is first exercisable in three equal installments of 5,000 shares (except, in the case of Mr. Jaconi if he does not exercise his right to have the Company repurchase a portion of his option as described above, 15,000 shares each) on December 14th of the years 1999, 2000 and 2001. The exercise price of these options is $9.00 per share and they expire on December 14, 2008.

  Each director who is also an employee of the Company, Imperial Credit or the Manager, is not paid any director's fees but may receive options. Accordingly, Messrs. Snavely, Villani and Karlan do not receive directors' fees for serving as Directors. On December 14, 1998, Mr. Snavely, the Chairman of the Board, was granted an option to purchase 129,375 shares of the Company's Common Stock, Mr. Villani, the Vice Chairman of the Board, was granted an option to purchase 129,375 shares of Common Stock and Mr. Karlan was granted an option to purchase 258,750 shares of Common Stock. Each option generally is first exercisable in equal annual installments on December 14th of the years 1999, 2000 and 2001. The exercise price of these options is $9.00 per share and they expire on December 14, 2008.

  All Directors are reimbursed for their costs and expenses in attending all meetings of the Board of Directors.

Compensation Committee Interlocks and Insider Participation

  The Company's Compensation Committee consists of Messrs. Hendershott, Munkacy and Snavely.

  H. Wayne Snavely, Chairman of the Board of the Company, is also Chairman of the Board, Chief Executive Officer and President of Imperial Credit Industries, Inc., the company which owns 100% of the issued and outstanding stock of the Manager. See "Certain Relationships and Related Transactions-- Other Relationships with Affiliates; Conflicts of Interest."

Report of the Compensation Committee

  The Compensation Committee sets and administers the compensation policies underlying the Company's grants of Options under the 1997 Stock Option Plan as amended, which is the Company's arrangement for executive officer compensation. The Committee's overall executive compensation philosophy is to provide performance-based variable compensation which allows total compensation to fluctuate according to the Company's earnings and the value received by stockholders. Targeted levels of executive compensation through Option awards, as a percentage of shares outstanding, are set at percentages that the Committee believes to be approximately consistent with the median practice of others in the Company's industry for the chief executive officer and for the executive officer group. The ultimate compensation to be realized from such awards is contingent upon the Company's performance, as reflected in the market price of the Company's Common Stock. The Committee's executive compensation decisions are subject to review by the Company's Board of Directors.

  The Company's grants of Options link the compensation of the chief executive officer and other executives of the Company with corporate performance, aligning the financial interests of its executives with those of its stockholders. This is designed to put the Company in a competitive position to attract and retain key executives and motivate their performance.

  In evaluating competitive industry practice to determine Option awards, the Committee considers industry survey data and studies provided by an independent compensation consultant, Towers Perrin. Data considered by the Committee for its Option grants at the time of the Company's initial public offering in 1997 included Towers Perrin's review of IPO-related stock option grants, making comparisons to the option grants of ten REITs that had recently conducted initial public offerings, and to eleven other mortgage-based REITs. The Towers Perrin review concluded that the grants to executives were consistent with industry practice; the grant to the chief executive officer was near the median of industry practice, and the grants to the other four executives of the Company and the Manager were at or slightly below median industry practice.

  During 1998, as a result of competitive pressures in the hiring and retention of key executives, the Committee recommended and the full Board approved a new Option grant to twelve executives, and cancelled and re-issued Options for five other executives (none of whom are the executive officers included in the Executive Compensation tables) who had been hired after the initial public offering. In making these awards, the Committee considered and reviewed a newly prepared report of Towers Perrin, its independent compensation consultant, which concluded that the 1998 awards were reasonable and appropriate in light of the Company's current situation.

  In considering the relevant factors as they bore on Company performance, including the sudden and sustained erosion in stock value following the initial public offering and fundamental and possibly long-term changes in valuations within the mortgage REIT sector, the Committee approved a 1998 award of Options covering 258,750 shares for its chief executive officer, Mark
S. Karlan.

  The Committee believes the 1998 awards are in line with the overall compensation program and the objectives of the Committee and the Board of Directors to put the Company's compensation of its executive officers at risk dependent upon the company's financial performance.

  Section 162(m) was added to the Internal Revenue Code as part of the Omnibus Budget Reconciliation Act of 1993. Section 162(m) limits the deduction for compensation paid to the chief executive officer and the other executive officers, to the extent that compensation of a particular executive exceeds $1,000,000, unless such compensation is performance-based. Regulations to implement this limitation were finalized on December 20,

1995. Based upon a review of the regulations, the Committee believes that the compensation paid in 1998 to the Company's executive officers will be deductible. The Committee considers the deductibility of the compensation paid or awarded as a factor in its compensation programs and seeks guidance as necessary with respect thereto so that the Company may continue to attract and retain key individuals while preserving to the extent feasible the deductibility to the Company of amounts paid as compensation.

  The Committee believes that its overall executive compensation program will be successful in providing competitive compensation appropriate to attract and retain highly qualified executives, and also to provide an incentive for optimal executive performance, in the interest of preserving and increasing stockholder value.

                                          COMPENSATION COMMITTEE

                                          Patric H. Hendershott
                                          Kenneth A. Munkacy
                                          H. Wayne Snavely

Stockholder Return Performance Presentation

  The following performance graph compares total stockholders' return on the Common Stock since October 17, 1997, the date of commencement of trading in the Company's Common Stock, with the NASDAQ Composite Index and an index of mortgage REITs prepared by Bloomberg ("BBG REIT Mortgage Index", Symbol:
BBREMTG). The BBG REIT Mortgage Index is comprised of infinite life mortgage REITs having a market capitalization of $15 million or greater and 75% or more of their respective assets invested in CMO securitizations and/or mortgage loans. The BBG REIT Mortgage Index consists of American First Mortgage, Annaly Mortgage Management, Inc., Anthracite Capital, Inc., Apex Mortgage Capital, Inc., Capstead Mortgage Corporation, Chastain Capital Corporation, Clarion Commercial Holdings, Inc., CRIIMI MAE Inc., Dynex Capital, Inc., Impac Commercial Holdings, Inc., Impac Mortgage Holdings, Inc., Laser Mortgage Management Inc., Redwood Trust, Inc., and Thornburg Mortgage Asset Corporation. The Company is not included in the BBG REIT Mortgage Index but holds an assets profile similar to the entities included in the BBG REIT Mortgage Index.

  The graph assumes that the shares of the Company's Common Stock were bought at the initial public offering price of $15.00 per share and that the value of the investment in each of the Company's Common Stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends.

  Please note that the stock price performance shown on the graph below is not necessarily indicative of future price performance.

                       [PERFORMANCE GRAPH APPEARS HERE]

                        INDEXED TOTAL SHAREHOLDER RETURN

                                        Base            Quarters Ended
                                       Period ----------------------------------
Company Name/Index                     Oct 97 Dec 97 Mar 98 Jun 98 Sep 98 Dec 98
------------------                     ------ ------ ------ ------ ------ ------
ICCMIC................................ 100.00 97.50  100.87  89.29 68.32   68.15
BBG REIT Mortgage Index............... 100.00 81.81   83.60  88.18 72.68   66.51
NASDAQ Composite Index................ 100.00 91.80  107.42 110.99 99.33  128.70

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 1, 1999 by (1) each person known to the Company to beneficially own more than five percent of the Company's Common Stock, (2) each Director, (3) the Company's executive officers, and (4) all Directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table, the beneficial owners named have, to the knowledge of the Company, sole voting and investment power with respect to the shares beneficially owned, subject to community property laws where applicable.

                                                                   Percentage of
                                                                      Shares
                                                 Number of Shares  Beneficially
   Name of Beneficial Owner                     Beneficially Owned   Owned(1)
   ------------------------                     ------------------ -------------
   Imperial Credit Industries, Inc.(2).........     3,633,750          12.50%
   Merrill Lynch Asset Management(3)...........     3,265,897          11.46%
   H. Wayne Snavely(4).........................       229,619             *
   Kevin E. Villani(4).........................       162,934             *
   Mark S. Karlan(5)...........................       202,500             *
   Patric H. Hendershott(6)....................        10,000             *
   Joseph A. Jaconi, Jr.(6)....................        25,000             *
   Louis H. Masotti(6).........................        11,000             *
   Kenneth A. Munkacy(6).......................        13,600             *
   Michael Meltzer(7)..........................        15,783             *
   Norbert M. Seifert(8).......................        80,000             *
   Daniel J. Occelli(9)........................        13,000             *
   All directors and executive officers as
    a group (10 persons).......................       763,436           2.64%

--------
*less than 1%

(1) Based on 28,500,000 shares of Common Stock issued and outstanding, as of April 30, 1999.

(2) Imperial Credit Industries, Inc.'s address is 23550 Hawthorne Blvd., Bldg. #1, Suite 240, Torrance, CA 90505. Includes 563,750 shares that may be acquired by the Manager, a wholly-owned subsidiary of Imperial Credit, upon exercise of stock options currently exercisable.

(3) According to a Schedule 13G, dated February 4, 1999, Merrill Lynch & Co., Inc. ("ML"), on behalf of Merrill Lynch Asset Management Group ("MLAM"), has shared voting and dispositive power over such shares but disclaims beneficial ownership pursuant to Section 13d-4 of the Exchange Act of 1934. Merrill Lynch Global Allocation Fund, Inc. ("MLG") has shared voting and dispositive power and beneficial ownership with respect to 3,042,500 of such shares. The address of ML on behalf of MLAM is World Financial Center, North Tower, 250 Vesey Street, New York, NY, 10381. The address of MLG is 800 Scudders Mill Road, Plainsboro, NJ 08536.

(4) Includes 86,250 shares that may be acquired upon exercise of stock options currently exercisable.

(5) Includes 172,500 shares that may be acquired upon exercise of stock options currently exercisable.

(6) Includes 10,000 shares that may be acquired upon exercise of stock options currently exercisable.

(7) Includes 850 shares held by Mr. Meltzer's spouse for which he disclaims beneficial ownership. Includes 13,333 shares that may be acquired upon exercise of stock options currently exercisable.

(8) Includes 43,000 shares held jointly by Mr. Seifert and his spouse, 5,800 shares held in the name of their children, for which the parents have voting and investment power, and 8,200 shares held by Mr. Seifert individually. Includes 23,000 shares that may be acquired upon exercise of stock options currently exercisable.

(9) Includes 11,500 shares that may be acquired upon exercise of stock options currently exercisable. Mr. Occelli is no longer affiliated with the Company.

Item 13. Certain Relationships and Related Transactions

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

  ICCMIC selected an outside advisor and in particular an advisor associated with Imperial Credit in order to efficiently and economically coordinate, assist and manage the duties and responsibilities of the Company. The Company believes that the Manager is well suited to (i) advise the Company with respect to contract negotiations and asset acquisitions, (ii) perform asset/liability modeling and management, (iii) obtain market information and
(iv) manage servicing systems and management information systems. In addition, the Company believes that the Manager is better equipped than the Company to manage human resources and facilities because the Manager and Imperial Credit have substantial experience in these areas.

  The address of the Company and the Manager is 11601 Wilshire Boulevard, Suite 2080, Los Angeles, California 90025-1756, telephone (310) 231-1280.

 Directors and Executive Officers of the Manager

  The executive officers and directors of the Manager are as follows:

   Name               Age Position
   ----               --- --------
   H. Wayne Snavely    57 Chairman of the Board of Directors
   Kevin E. Villani    51 Vice Chairman of the Board of Directors
   Mark S. Karlan      40 President and Chief Executive Officer, Director
   Michael Meltzer     52 Chief Financial Officer and Treasurer
   Norbert M. Seifert  43 General Counsel, Senior Vice President and Secretary

  Each of these persons also serves as a director and/or executive officer of the Company.

  For biographical information, see Item 10, "Directors and Executive Officers of the Registrant."

 Management Agreement

  ICCMIC entered into a Management Agreement, effective on October 22, 1997, the closing date of the Company's initial public offering (the "Closing Date"), with the Manager for an initial term expiring on the second anniversary of the Closing Date. Thereafter, successive extensions, each for a period of one year, may be made by agreement between ICCMIC and the Manager, subject to the affirmative vote of a majority of the Independent Directors. ICCMIC may terminate, or decline to renew, the Management Agreement without cause at any time after the initial two year term upon 60 days written notice by a majority vote of the Independent Directors. In that event, ICCMIC is to pay the Manager a termination fee to be determined by independent appraisal. Such appraisal is to be conducted by a nationally-recognized appraisal firm mutually agreed upon by ICCMIC and the Manager. If ICCMIC and the Manager are unable to agree upon an appraisal firm, then each of ICCMIC and the Manager is to choose an independent appraisal firm to conduct an appraisal. In such event, (i) if the appraisals prepared by the two appraisers so selected are the same or differ by an amount that does not exceed 20% of the higher of the two appraisals, the termination fee is to be deemed to be the average of the appraisals as prepared by each party's chosen appraiser, and (ii) if these two appraisals differ by more than 20% of such higher amount, the two appraisers together are to select a third appraisal firm to conduct an appraisal. If the two appraisers are unable to agree as to the identity of such third appraiser, either of the Manager or ICCMIC may request that the American Arbitration Association ("AAA") select the third appraiser. The termination fee then is to be the amount determined by such third appraiser, but in no event less than the lower of the two initial appraisals or more than the higher of such two initial appraisals.

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

  The Management Agreement was negotiated in conjunction with the Company's initial public offering among representatives of the underwriter, the Company and Imperial Credit and their legal representatives, and was approved by the Independent Directors. The Company's Bylaws provide that the Independent Directors shall determine at least annually that the compensation paid to the Manager is reasonable in relation to the nature and quality of the services performed by the Manager. The criteria used by the Independent Directors in determining the reasonableness of the Management Agreement as well as the annual compensation paid to the Manager include comparison of the terms of the Management Agreement with other similar advisory relationships in the marketplace and determination that the annual management fee is consistent with the range of management fees paid by other externally managed mortgage REITs.

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

  The Manager performs monitoring services on behalf of the Company, pursuant to the Management Agreement, with respect to loan servicing activities provided by third parties and with respect to the Company's special servicing rights. Such monitoring services include, but are not limited to, the following activities: negotiating special servicing agreements; acting as a liaison between the servicers of the Mortgage Loans and the Company; review of servicers' delinquency, foreclosures and other reports on Mortgage Loans; supervising claims filed under any mortgage insurance policies; and enforcing the obligation of any servicer to repurchase Mortgage Loans. The Manager may enter into subcontracts with other parties, including its affiliates, to provide any such services for the Manager.

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

 Management Fees

  The Manager is entitled to receive a base management fee calculated as a percentage of the Average Invested Assets of the Company for each calendar quarter and equal to 1% per annum of the first $1 billion of Average Invested Assets, 0.75% of the next $250 million of Average Invested Assets, and 0.50% of Average Invested Assets above $1.25 billion. The term "Average Invested Assets" for any period means the average of the aggregate book value of the assets of the Company, including the assets of all of its direct and indirect subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves, computed by taking the daily average of such values during such period. The Manager did not receive any management fee for the period prior to the initial public offering of the Company's Common Stock. The base management fee is intended to compensate the Manager, among other things, for its costs in providing management services to the Company. The Board of Directors may adjust the base management fee in the future if necessary to align the fee more closely with the costs of such services.

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

 Costs and Expenses

  The Company does not now employ, and does not expect to employ, full-time salaried personnel. Instead, it relies on the facilities, personnel and resources of the Manager to conduct its operations. The Manager is reimbursed for (or charges the Company directly for) the Manager's costs and expenses in employing third-parties to perform due diligence tasks on assets purchased or considered for purchase by the Company. Expense reimbursement is made quarterly.

  The management fees are payable in arrears. The Manager's base and incentive fees and reimbursable costs and expenses are calculated by the Manager within 45 days after the end of each quarter, and such calculation is promptly delivered to the Company. The Company is obligated to pay such fees, costs and expenses within 60 days after the end of each fiscal quarter upon the Manager's delivery of the calculation of its fee. A base management fee of $940 and expenses and initial public offering costs of $989 were accrued and/or paid for the period ended December 31, 1997. A base management fee of $6,319 was accrued and/or paid for the year ended December 31, 1998. No incentive fees have been earned or paid to date. The following table illustrates the management fees accrued and or paid for the year ended December 31, 1998 and the period ended December 31, 1997:

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

  The Company, on the one hand, and Imperial Credit and its affiliates, on the other, may enter into additional transactions, some of which may give rise to conflicts of interest. Moreover, three of the members of the Board and all of the Company's officers also are employed by the Manager or its affiliates. The transactions between the Company, on the one hand, and Imperial Credit and its affiliates, on the other, are and will continue to be governed by the Guidelines that have been approved by a majority of the Independent Directors. The Guidelines establish general parameters for the Company's investments, borrowings and operations, including quantitative and qualitative limitations on the Company's assets that may be acquired. The Guidelines assist and instruct the Manager generally, and establish restrictions applicable to transactions with Imperial Credit and its affiliates. The Independent Directors unanimously approved the acquisition of the investments acquired by the Company from Imperial Credit and SPB at the time of the Company's initial public offering. Subsequent to the acquisition of those investments, the Manager has advised the Company to enter into transactions with Imperial Credit and its affiliates based upon the Guidelines approved by the Independent Directors. Such transactions are reviewed on a quarterly basis to insure compliance with the Guidelines.

  Although the Independent Directors review the Guidelines periodically and monitor compliance with those Guidelines, in conducting this review the Independent Directors rely and likely will continue to rely primarily on information provided to them by the Manager. The Manager has obtained and may obtain in the future the prices paid by unrelated third parties for similar Mortgage Loans and CMBS Interests in arm's length purchases and sales (if available) or brokers' opinions as to the market prices for Mortgage Loans and CMBS Interests (if the prices paid by bona fide third parties are not available and such price opinions are available), and appraisals for Distressed Real Properties purchased from Imperial Credit or its affiliates, but the Independent Directors have relied and are likely to continue to rely substantially on information and analysis provided by the Manager to evaluate the Company's Guidelines, compliance therewith and other matters relating to the Company's investments. Moreover, broker price opinions and appraisals are not always reliable indicators of the value of assets. In particular, broker price opinions may be obtained from the underwriter or placement agent of the CMBS, who may have an incentive to overstate the value of the CMBS. Moreover, the market for unregistered CMBS is illiquid, and therefore accurate prices may be difficult to estimate.

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

  If the Independent Directors determine in their periodic review of transactions that a particular transaction does not comply with the Guidelines, then the Independent Directors will consider what corrective action, if any, can be taken. If the transaction is one with Imperial Credit or an affiliate, and if the Independent Directors so direct, the Manager shall use its best reasonable efforts to cause Imperial Credit or the relevant affiliate to repurchase the asset at the purchase price paid by the Company. Moreover, if transactions are consummated that materially deviate from the Guidelines, then the Independent Directors have the option, under the terms of the Management Agreement, to terminate the Manager.

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

  Imperial Credit purchased 2,970,000 shares of Common Stock on the Closing Date at a price equal to the initial public offering price, net of any underwriting discounts or commissions. On December 11, 1997, Imperial Credit purchased an additional 100,000 shares of Common Stock in an open market transaction. These purchases and the Company's subsequent repurchase of 6,000,000 shares of its Common Stock have resulted in Imperial Credit's ownership of 10.8% of the total shares of Common Stock of the Company. The Manager also has received stock options pursuant to the Company's Stock Option Plan as explained below. Imperial Credit has advised the Company that Imperial Credit is obligated to retain its shares of Common Stock of the Company for at least two years after the Company's initial public offering as a result of a lock-up agreement entered into by Imperial Credit and Friedman, Billings, Ramsey & Co., Inc., the lead underwriter, but may dispose of its shares any time thereafter. Notwithstanding the foregoing, if the Company terminates the Management Agreement, Imperial Credit may dispose of its shares at that time.

  On October 16, 1997, the Company granted a non-qualified Option for 1,691,250 shares of Common Stock to the Manager pursuant to the 1997 Stock Option Plan. The Option is immediately vested, but generally is first exercisable in equal installments of 563,750 on October 16, 1998, October 16, 1999 and October 16, 2000. The Option has an exercise price of $15.00 per share and expires on October 16, 2007.

  The market in which the Company acquires assets has been characterized by rapid evolution of products and services and, thus, there may in the future be relationships between the Company, the Manager, and affiliates of the Manager in addition to those described herein.

 Mortgage Loans and Asset-Backed Security Purchases

  During 1998, the Company purchased 480 multifamily and commercial mortgage loans from SPB for a price of approximately $194 million. The mortgage loans acquired had an aggregate principal balance of approximately $190 million and have original terms to maturity of not more than 360 months. Each mortgage loan is secured by a first lien mortgage or deed of trust on multifamily, retail, office, industrial, mobile home, mixed use (including mixed commercial uses and mixed commercial and residential uses) or other commercial real property. SPB performs the primary servicing of these and other SPB originated mortgage loans on behalf of and at the direction of the Company.

  Also during 1998, the Company purchased from Imperial Credit's affiliate, Franchise Mortgage Acceptance Company ("FMAC"), 95 mortgage loans (which FMAC had originated) substantially at par for approximately $95 million. During 1998, FMAC reacquired from the Company 42 of these mortgage loans with a remaining principal balance of approximately $46 million pursuant to a contractual call right created at the time of purchase and resulting in a gain to the Company of $818,000. The Company also acquired during 1998 from FMAC certain asset-backed securities for approximately $6 million. These securities are backed by mortgage loans originated or acquired by FMAC.

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

  (b) Exhibits

   3.1*   Charter of the Company
   3.2**  Bylaws of the Company, as amended December 14, 1998
   10.1+  Imperial Credit Commercial Mortgage Investment Corp. 1997 Stock
          Option Plan
   10.2+  Management Agreement dated October 22, 1997 between the Company and
          Imperial Credit Commercial Asset Management Corp.
   10.3+  Agreement for Purchase and Sale of Real Estate Loans between Southern
          Pacific Bank and the Company dated as of October 1, 1997
   10.4+  Agreement for Purchase of Mortgage-Backed Securities between Southern
          Pacific Bank and the Company dated as of October 22, 1997
   10.5+  Agreement for Purchase of Mortgage-Backed Securities between Imperial
          Credit Industries, Inc. and the Company dated as of October 22, 1997
   10.6++ Master Loan and Security Agreement dated as of March 30, 1998 between
          ICCMIC as Borrower and Morgan Guaranty Trust Company of New York, as
          Lender
   23     Consent of KPMG LLP
   27**   Financial Data Schedule

--------
* Incorporated by reference to the Company's Form S-11 Registration No. 333-
  32683
** Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999.
+ Incorporated by reference to the Company's Form 10-Q as of September 30,
  1997.
++Incorporated by reference to the Company's Form 10-Q as of March 31, 1998.

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

                                     Imperial Credit Commercial Mortgage
                                      Investment Corp.

Date: April 30, 1999                 By /s/      Mark S. Karlan
                                       -----------------------------------
                                                   Mark S. Karlan
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----
       /s/ H. Wayne Snavely          Chairman of the Board of        April 30, 1999
____________________________________ Directors
          H. Wayne Snavely

       /s/ Kevin E. Villani          Vice Chairman of the Board      April 30, 1999
____________________________________ of Directors
          Kevin E. Villani
        /s/ Mark S. Karlan           President, Chief Executive      April 30, 1999
____________________________________ Officer and Director
           Mark S. Karlan
       /s/ Michael Meltzer           Chief Financial Officer         April 30, 1999
____________________________________ (Principal Financial and
          Michael Meltzer            Accounting Officer)
                                     Director
____________________________________
       Patric H. Hendershott
    /s/ Joseph A. Jaconi, Jr.        Director                        April 30, 1999
____________________________________
       Joseph A. Jaconi, Jr.
       /s/ Louis H. Masotti          Director                        April 30, 1999
____________________________________
          Louis H. Masotti
      /s/ Kenneth A. Munkacy         Director                        April 30, 1999
____________________________________
         Kenneth A. Munkacy