Form 10-Q
period 1999-03-31
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-05-17
CIK 1042824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999

                                      OR
[_]
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                 to
                                      ---------------    ---------------

                        Commission file number 0-23089

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

Common stock, $0.0001 par value - 28,500,000 shares as of April 30, 1999

             Imperial Credit Commercial Mortgage Investment Corp.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                             Page
                                                                                                         --------
Item 1.  Interim Financial Statements

Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998                                       3

Consolidated Statements of Earnings for the three months ended March 31, 1999 and March 31, 1998             4

Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998           5

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the three
 months ended March 31, 1999                                                                                 6

Notes to Consolidated Financial Statements                                                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                         20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                  22

Item 2.  Changes in Securities and Use of Proceeds                                                          22

Item 3.  Defaults Upon Senior Securities                                                                    22

Item 4.  Submission of Matters to a Vote of Security Holders                                                22

Item 5.  Other Information                                                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                                                   22

Signatures                                                                                                  23

              Imperial Credit Commercial Mortgage Investment Corp.
                          Consolidated Balance Sheets
                      March 31, 1999 and December 31, 1998
                   (Dollars in thousands, except share data)
                                  (Unaudited)



                                                                                             March 31,         December 31,
                                                                                               1999                1998
                                                                                               ----                ----
Assets
Cash and interest bearing deposits                                                              $  9,944           $ 23,398
Repurchase agreements                                                                             18,071                  -
Mortgage loans collateralizing debt obligations, net of allowance for loan losses of             293,101                  -
 $3,773
Mortgage loans, net of allowance for loan losses of $7,354 and $8,027, respectively              220,843            556,648
Real property, net of accumulated depreciation of $2,512 and $1,755, respectively                105,691            107,663
Securities available-for-sale, at estimated fair value                                            55,910             57,671
Accrued interest receivable                                                                        4,447              6,410
Other assets                                                                                       4,101              5,384
                                                                                     ---------------------------------------
          Total Assets                                                                          $712,108           $757,174
                                                                                     =======================================

Liabilities and Stockholders' Equity
Liabilities:
Dividends payable                                                                               $  8,550           $  9,405
Borrowings under collateralized mortgage obligations                                             245,381                  -
Borrowings under secured warehouse facility                                                            -            279,000
Borrowings under secured bank loan                                                                     -              3,557
Mortgage loans secured by real property                                                           47,373             48,575
Accrued expenses, payables and other liabilities, including amounts due
 to affiliates of $92 and $142, respectively                                                       7,328              7,828
                                                                                     ---------------------------------------
     Total Liabilities                                                                           308,632            348,365
                                                                                     ---------------------------------------

Stockholders' Equity:
Common stock, par value $0.0001 per share. Authorized 500,000,000 shares,
 28,500,000 shares issued and outstanding                                                              3                  3
Additional paid-in capital                                                                       425,615            425,615
Accumulated other comprehensive income (loss)                                                     (1,357)               221
Accrued dividends in excess of earnings                                                          (20,785)           (17,030)
                                                                                     ---------------------------------------
     Total Stockholders' Equity                                                                  403,476            408,809
                                                                                     ---------------------------------------
          Total Liabilities and Stockholders' Equity                                            $712,108           $757,174
                                                                                     =======================================

See accompanying notes to consolidated financial statements.

              Imperial Credit Commercial Mortgage Investment Corp.
                      Consolidated Statements of Earnings
          For the three months ended March 31, 1999 and March 31, 1998
        (Dollars in thousands, except share and earnings per share data)
                                  (Unaudited)


                                                                                                      Three Months Ended
                                                                                                           March 31,
                                                                                                      ------------------
                                                                                                   1999                1998
                                                                                                   ----                ----
Income
Mortgage loans                                                                                   $    12,112         $     5,973
Securities available-for-sale                                                                          1,557               1,454
Repurchase agreements and interest bearing deposits                                                      362               2,119
                                                                                          ---------------------------------------
     Total Interest Income                                                                            14,031               9,546
Real property rental income                                                                            3,543                   -
                                                                                          ---------------------------------------
     Total Income                                                                                     17,574               9,546
                                                                                          ---------------------------------------

Operating Expenses
Management fees                                                                                        1,867               1,200
Interest expense                                                                                       5,100                   -
Provision for loan losses                                                                              3,100                   -
Depreciation of real property                                                                            791                   -
Real property operating expenses                                                                         767                   -
Due diligence expenses and professional fees                                                             752                 150
Other                                                                                                    402                 348
                                                                                          ---------------------------------------
     Total Expenses                                                                                   12,779               1,698
                                                                                          ---------------------------------------

Net Earnings                                                                                           4,795               7,848
Dividends ($0.30 and $.24 per share, respectively)                                                     8,550               8,280
                                                                                          ---------------------------------------
Accrued dividends in excess of earnings                                                          $    (3,755)        $     ( 432)
                                                                                          =======================================

Earnings per share
Basic                                                                                            $      0.17         $      0.23
Diluted                                                                                                 0.17                0.23

Weighted average common shares outstanding
Basic                                                                                             28,500,000          34,500,000
Effect of dilutive stock options                                                                      32,544              70,167
                                                                                          ---------------------------------------
Diluted                                                                                           28,532,544          34,570,167
                                                                                          =======================================


See accompanying notes to consolidated financial statements.

              Imperial Credit Commercial Mortgage Investment Corp.
                     Consolidated Statements of Cash Flows
          For the three months ended March 31, 1999 and March 31, 1998
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                 ------------------
                                                                                              1999                1998
                                                                                              ----                ----
   Cash Flows from Operating Activities
   Net earnings                                                                              $   4,795           $   7,848
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                                   791                  18
   Amortization of premium on mortgage loans                                                       205                 282
   Amortization of discount on securities available-for-sale                                    (1,557)             (1,454)
   Provision for loan losses                                                                     3,100                   -
   Net change in:
   Accrued interest receivable                                                                   1,963              (2,220)
   Other assets                                                                                  1,230                 (25)
   Other liabilities                                                                              (477)             10,847
                                                                                     ---------------------------------------
   Total Cash Provided by Operating Activities                                                  10,050              15,296
                                                                                     ---------------------------------------

   Cash Flows from Investing Activities
   Purchases of securities available-for-sale                                                        -              (6,096)
   Payments received on securities available-for-sale                                            2,089               2,251
   Purchases of mortgage loans                                                                  (2,594)           (149,757)
   Principal reductions on mortgage loans                                                       41,994               6,517
   Additions to real property improvements                                                        (230)                  -
                                                                                     ---------------------------------------
   Total Cash Provided by (Used for) Investing Activities                                       41,259            (147,085)
                                                                                     ---------------------------------------

   Cash Flows from Financing Activities
   Dividends paid                                                                               (9,405)             (4,485)
   Cash borrowings under collateralized mortgage obligations                                   249,198                   -
   Repayment of collateralized mortgage obligations                                             (3,817)                  -
   Repayment of secured warehouse facility                                                    (279,000)                  -
   Repayment of secured bank loan                                                               (3,557)                  -
   Principal repayments on mortgage loans secured by real property                                (111)                  -
                                                                                     ---------------------------------------
   Total Cash Used by Financing Activities                                                     (46,692)             (4,485)
                                                                                     ---------------------------------------

   Net increase (decrease) in cash and cash equivalents                                          4,617            (136,274)

   Cash and cash equivalents at beginning of period                                             23,398             160,613
                                                                                     ---------------------------------------

   Cash and cash equivalents at end of period                                                $  28,015           $  24,339
                                                                                     =======================================

   Supplemental Disclosure of Cash Flow Activities

   Cash paid for interest                                                                    $   4,585           $       -
                                                                                     =======================================

   See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
  Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
                                    Income
                   For the three months ended March 31, 1999
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                                                      Total
                                       Number of                                 Accumulated        Accrued        Stockholders'
                                         Common                  Additional         Other          Dividends        Equity and
                                         Shares       Common       Paid-In      Comprehensive      in Excess       Comprehensive
                                      Outstanding      Stock       Capital         Income         of Earnings         Income
                                      -----------      -----       -------         ------         -----------         ------
Balance at beginning of period         28,500,000       $3        $425,615         $   221         $(17,030)         $408,809
                                                                                                                     --------

Net earnings                                                                                          4,795             4,795

Change in unrealized loss on
securities available-for-sale                                                       (1,230)                            (1,230)

Foreign exchange loss                                                                 (348)                              (348)
                                                                                                                     --------

Comprehensive income                                                                                                    3,217
                                                                                                                     --------

Dividends declared ($0.30 per share)                                                                 (8,550)           (8,550)
                                       --------------------------------------------------------------------------------------
Balance at end of period               28,500,000       $3        $425,615         $(1,357)        $(20,785)         $403,476
                                       ======================================================================================

See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
                  Notes to Consolidated Financial Statements
          (Dollars in thousands, except share and per share amounts)

1.  Organization

Imperial Credit Commercial Mortgage Investment Corp. (the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on that date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $2. On October 22, 1997, the Company commenced its operations upon consummation of an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $513,857 and net proceeds to the Company of $479,309 after discounts and costs. The Company invests primarily in mortgage loans, real property and interests in commercial mortgage-backed securities ("CMBS"). The majority of the Company's mortgage loans and all of the Company's interests in CMBS were acquired from Imperial Credit Industries, Inc. ("Imperial Credit") and its affiliates. The Company operates so as to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

The Company has entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corp. (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Board of Directors of the Company. Imperial Credit currently owns 3,070,000 shares (10.8%) of the Company's outstanding common stock and the Manager has options to purchase an additional 1,691,250 shares at $15 per share, first exercisable over a three year period. Pursuant to the Management Agreement, the Manager is entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly. In addition, the Manager is entitled to a quarterly incentive fee generally based on 25% of Funds From Operations, as adjusted, in excess of certain defined levels of return, as fully set forth in the Management Agreement. Only base management fees have been earned to date.


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

In management's opinion, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiaries at March 31, 1999 and their results of operations and cash flows for the three month periods ended March 31, 1999 and March 31, 1998. These unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accordingly are not as comprehensive as annual financial statements prepared in accordance with generally accepted accounting principles. Various information and note disclosure normally included in such annual financial statements have been condensed or omitted. While management believes that the disclosures presented herein are adequate to make the information not misleading, users are advised to read the accompanying unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K filed with the SEC, as amended. Operating results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999.

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

Real Property

Real property is recorded at cost. Included in such costs are acquisition costs and certain direct capitalized costs, such as legal fees, appraisal fees, surveys, title insurance and other costs incurred during the diligence and closing periods. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements which improve or extend the useful life of the assets are capitalized. Except for amounts attributed to land, real property assets are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives of buildings and improvements range from 10 to 30 years. Leasehold improvements are amortized over the life of the lease ranging from 3 to 10 years.

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

Comprehensive Income

The change in unrealized gain (loss) on securities available-for-sale and foreign exchange gain (loss) has been included in comprehensive income and disclosed in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the three months ended March 31, 1999. Comprehensive income for the three months ended March 31, 1998 aggregated $8,153 and was comprised of net income of $7,848 and the increase in unrealized gain on securities available-for-sale of $305.

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


3.  Securities Available-For-Sale

At March 31, 1999, the Company's securities available-for-sale consisted of certain CMBS interests including subordinated securities and interest only securities collateralized by commercial mortgages, certain subordinated asset-backed notes issued by Franchise Mortgage Acceptance Company ("FMAC"), an affiliate of Imperial Credit, and shares of a private equity REIT. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

                   Balance at March 31, 1999                                       Gross       Gross     Estimated
                   -------------------------                       Amortized     Unrealized  Unrealized     Fair
Security Description                                                 Cost           Gain        Loss       Value
--------------------                                                 ----           ----        ----       -----
CMBS interests:
Non-investment grade rated subordinated interests                   $34,906         $  -       $1,030     $33,876
Investment grade rated senior interest only interests                 3,083           47            -       3,130
Non-investment grade rated subordinated interest only interests       2,614            -           49       2,565
Non-rated subordinated interest only interests                        1,364            -            3       1,361
Other non-rated subordinated interests                                4,060          214            -       4,274
                                                                    ---------------------------------------------
                Total CMBS interests                                 46,027          261        1,082      45,206
Non-investment grade rated subordinated notes                         6,154            -          450       5,704
Private equity REIT                                                   5,000            -            -       5,000
                                                                    ---------------------------------------------
Total                                                               $57,181         $261       $1,532     $55,910
                                                                    =============================================

                 Balance at December 31, 1998                                      Gross       Gross     Estimated
                 ----------------------------                      Amortized     Unrealized  Unrealized     Fair
Security Description                                                 Cost           Gain        Loss       Value
--------------------                                                 ----           ----        ----       -----
CMBS interests:
Non-investment grade rated subordinated interests                   $34,763         $ 90        $  -      $34,853
Investment grade rated senior interest only interests                 3,361            -          64        3,297
Non-investment grade rated subordinated interest only interests       2,959            -           -        2,959
Non-rated subordinated interest only interests                        1,386            -           -        1,386
Other non-rated subordinated interests                                4,050          133           -        4,183
                                                                    ---------------------------------------------
                Total CMBS interests                                 46,519          223          64       46,678
Non-investment grade rated subordinated notes                         6,192            -         199        5,993
Private equity REIT                                                   5,000            -           -        5,000
                                                                    ---------------------------------------------
Total                                                               $57,711         $223        $263      $57,671
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

The unamortized discount on investment securities available-for-sale was $29,298 and $29,317 at March 31, 1999 and December 31, 1998, respectively. There were no sales of securities available-for-sale during the three-month period ended March 31, 1999.


4.  Mortgage Loans

Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real properties.

As of March 31, 1999 and December 31, 1998, the Company's mortgage loan portfolio consisted of the following:

                                                          As of March 31, 1999             As of December 31, 1998
                                                          --------------------             -----------------------
                                                         Number          Amount             Number          Amount
                                                         ------          ------             ------          ------
Multifamily loans                                          932          $260,123              968          $270,170
Commercial loans                                           334           235,742              374           264,732
Construction loan participation                              1            18,000                1            18,000
                                                         ----------------------------------------------------------
  Total principal                                        1,267           513,865            1,343           552,902
                                                         =====                              =====
Unamortized premium                                                       13,731                             14,344
Unearned loan fees                                                        (2,525)                            (2,571)
Allowance for loan losses                                                (11,127)                            (8,027)
                                                                        --------                           --------
Net carrying amount                                                     $513,944                           $556,648
                                                                        ========                           ========

The Company has acquired mortgage loan pools from affiliated entities, including SPB and FMAC. As of March 31, 1999 and December 31, 1998, the Company's mortgage loan portfolio acquired from affiliates consisted of the following:

                                                          As of March 31, 1999             As of December 31, 1998
                                                          --------------------             -----------------------
                                                         Number          Amount             Number          Amount
                                                         ------          ------             ------          ------
Principal balance of SPB loans                             957          $344,074              985          $353,477
Principal balance of FMAC loans                             20            27,845               55            54,501
                                                           --------------------------------------------------------
  Total principal balance of loans
  Acquired from affiliates of Manager                      977          $371,919            1,040          $407,978
                                                           ========================================================

Mortgage loans held for investment includes loans held as security for collateralized mortgage obligations. The total principal balance of mortgage loans held as security for collateralized mortgage obligations was $287,426 and consisted of 786 mortgage loans. All mortgage loans held as security for collateralized mortgage obligations were acquired from SPB.


5.  Collateralized Mortgage Obligations

On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1, sold approximately $250 million of collateralized mortgage obligation ("CMO") bonds. The bonds are primarily floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit. The bonds are collateralized by approximately $290 million of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan Guaranty Trust Company of New York. At March 31, 1999, the outstanding CMO bonds are summarized as follows:

                                                        Unamortized
                                       Principal         Discount             Net             Interest Rate
                                       ---------         --------          --------           -------------
  Class A                               $ 96,633            $    -          $ 96,633           Libor + 0.28%
  Class A-2                               94,831                 -            94,831           Libor + 0.42%
  Class S                                 11,750             1,428            10,322                    N/A
  Class A-3                               17,447                 -            17,447           Libor + 0.60%
  Class B                                 11,631                 -            11,631           Libor + 0.88%
  Class C                                 14,539                22            14,517           Libor + 1.55%
                                        --------            ------          --------
  Total                                 $246,831            $1,450          $245,381
                                        ========            ======          ========

The Class S bonds do not accrue interest but have been discounted to yield approximately 7.11%. The Class S bonds are entitled to receive monthly payments as set forth in the prospectus of the ICCMAC Multifamily and Commercial Trust 1999-1.


6.  Segment Information

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

The following table sets forth the revenues and related net income and assets by business segment for the quarters ended March 31, 1999 and 1998:

                                                Revenues                      Net Income                      Assets
                                                --------                      ----------                      ------
                                          March          March           March          March          March          March
                                           1999           1998            1999           1998           1999           1998
                                          -----          -----           -----          -----          -----          -----
  Mortgage Loan Pools                    $ 9,643         $5,909         $3,149          $5,238       $432,272       $389,163
  Large Mortgage Loans                     2,469             64            247              57         86,119         30,109
  Securities                               1,557          1,454          1,403           1,307         55,910         64,925
  Real Property                            3,543              -            873               -        105,691              -
  Other                                      362          2,119           (877)          1,246         32,116         25,455
                                         -------         ------         ------          ------       --------       --------
  Total                                  $17,574         $9,546         $4,795          $7,848       $712,108       $509,652
                                         =======         ======         ======          ======       ========       ========


7.  Subsequent Events

On May 13, 1999, Imperial Credit filed an amended Schedule 13D with the Securities and Exchange Commission and issued a press release announcing Imperial Credit's proposal to the Company's Board of Directors that Imperial Credit acquire all of the common stock of the Company not already owned by Imperial Credit at $11 per share in cash. Imperial Credit currently holds approximately 10.8% of the Company's outstanding common stock.

At March 31, 1999, the Company had an outstanding commitment to fund a mortgage loan for approximately $24,000. This loan commitment was subsequently terminated and the Company received a UK(Pounds)2,000 termination fee. The fee was paid half in cash and half with a note bearing interest at 5.25%. The termination of the commitment will contribute approximately $4,000 of income during the second quarter of 1999.

On April 26, 1999, the Company received $19,072 from the put back of 50 loans to SPB. The loans were put back as a result of various breaches by SPB of the representations and warranties made at the time the loans were originally acquired by the Company. Such breaches prevented the Company from including the loans in its recent securitization transaction. The Company still holds 100 loans with a principal balance of $30,752 with similar breaches that the Company plans to put back to SPB. The Company believes that SPB is obligated to repurchase the loans based on the principal balance outstanding plus unamortized purchase price premium and accrued interest at the date of repurchase. SPB has not yet reimbursed the Company for the unamortized purchase price premium and all the accrued interest for the first 50 loans. The unamortized purchase price premium for the 150 loans exceeds $2,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dollar amounts herein are expressed in thousands, other than share data.

The Company was incorporated in Maryland on July 31, 1997 for the purpose of investing primarily in mortgage loans, real property and CMBS interests. The Company expects to continue to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in real estate related assets. The Company continues to operate in a manner that permits it to maintain its status as a REIT for federal income tax purposes.

On October 22, 1997, the Company completed its initial public offering of 34,500,000 common shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. As of March 31, 1999, the Company had repurchased 6,000,000 shares of its common stock at a cost of $56,338, had invested assets of $675,545 and had outstanding borrowings of $292,754.

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

For the three months ended March 31, 1999, total income of $17,574 resulted in net earnings of $4,795, $0.17 per share of common stock (basic and diluted). During the three months ended March 31, 1998, total income of $9,546 resulted in net earnings of $7,848, $0.23 per share of common stock (basic and diluted).


Results of Operations

Dividends Declared and Dividends In Excess Of Earnings. The Company declared dividends on March 23, 1999 and March 24, 1998 of $8,550 ($0.30 per share) and $8,280 ($0.24 per share), respectively, to stockholders of record on March 31, 1999 and 1998, respectively. The dividends declared on March 23, 1999 and March 24, 1998 covered the Company's remaining portion of undistributed taxable income for 1998 and 1997, respectively, and the three-month periods of operations ended March 31, 1999 and 1998, respectively. As a result of these dividends, the Company incurred dividends in excess of earnings of $3,755 and $432 for the three months ended March 31, 1999 and 1998, respectively.

Net Interest Income. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields. Information is based on daily average balances during the reported periods.

                                                  Three months ended                   Three months ended
                                                    March 31, 1999                       March 31, 1998
                                                    --------------                       --------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                          --------   ---------   ----------    --------   ---------   ----------
Mortgage loans                             $12,112    $544,655         8.90%     $5,973    $273,382         8.74%
Securities available-for-sale                1,557      57,051        10.92%      1,454      54,693        10.63%
Repurchase agreements and interest
 bearing deposits                              362      31,131         4.65%      2,119     152,551         5.56%
                                           -------    --------                   ------    --------
Total                                       14,031    $632,837         8.87%      9,546    $480,626         7.94%
                                                      ========                             ========
Less interest expense  *                     4,261                                    -
                                           -------                               ------
Net Interest Income                        $ 9,770                               $9,546
                                           =======                               ======

* Excludes interest expense attributable to real property.

The increase in interest income, interest expense and net interest income from the first quarter of 1998 to the first quarter of 1999 is due primarily to the Company's growth subsequent to its initial public offering. The increase in the yield on mortgage loan pools is due in part to the increase in interest rates on recently originated variable interest rate loans migrating out of initial teaser interest rates and the relative mix of higher interest rate loan portfolios outstanding during the first quarter of 1999 as compared to the same period last year. The increase in yield on securities during the first quarter of 1999 as compared to the first quarter of 1998 is due to mark-to-market write-downs subsequent to March 31, 1998.

Real Estate. The table presented below sets forth the Company's real property operating results and yields (expressed as a percentage per annum) for the first quarter of 1999. The Company held no real property in the same period last year. The yields are based on the average amount of real property assets for rental income after operating expenses and average debt outstanding for interest expense.

                                                          Three months ended
                                                            March 31, 1999
                                                        Amount           Yield
                                                        ------           -----
Real Property Income
Rental income                                           $3,543
Less operating expenses                                    767
                                                        ------
Rental income after operating expenses                   2,776           10.14%
Less interest expense                                      839            7.08%
                                                        ------
Real property FFO                                        1,937
Less depreciation                                          791
                                                        ------
Real property income                                    $1,146
                                                        ======

Operating Expenses. Management fees of $1,867 and $1,200 for the three months ended March 31, 1999 and March 31, 1998, respectively, are comprised solely of the 1% (per annum) base management fee payable to the Manager for the respective periods (as provided pursuant to the Management Agreement). The Manager earned no incentive management fee for such periods. The Company incurred due diligence and asset acquisition expenses of $752 and $150 during the respective periods. Other expenses are comprised of interest, insurance premiums, directors' fees, occupancy costs, investor relations expenses, professional fees and other miscellaneous expenses. The average outstanding borrowings for the three months ended March 31, 1999 aggregated $356,746, with interest expense of $5,100, and a resulting average interest rate of 5.72%. There were no outstanding borrowings or related interest expense for the three months ended March 31, 1998.

During the quarter ended March 31, 1999, operating expenses included a non-cash charge of $3,100 ($0.11 per share) to increase the allowance for loan losses on mortgage loans primarily to address the increased principal amounts of loans maintained on non-accrual status. There was no such charge for the quarter ended March 31, 1998.


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

The following table sets forth the revenues and related net income and assets by business segment for the quarters ended March 31, 1999 and 1998:

                                               Revenues                      Net Income                      Assets
                                               --------                      ----------                      ------
                                         March           March          March          March         March          March
                                          1999            1998           1999           1998          1999           1998
                                         -----           -----          -----          -----         -----          -----
  Mortgage Loan Pools                    $ 9,643         $5,909         $3,149          $5,238       $432,272       $389,163
  Large Mortgage Loans                     2,469             64            247              57         86,119         30,109
  Securities                               1,557          1,454          1,403           1,307         55,910         64,925
  Real Property                            3,543              -            873               -        105,691              -
  Other                                      362          2,119           (877)          1,246         32,116         25,455
                                         -------         ------         ------          ------       --------       --------
  Total                                  $17,574         $9,546         $4,795          $7,848       $712,108       $509,652
                                         =======         ======         ======          ======       ========       ========

Revenues by segment is comprised of interest income for all segments other than real property, which is comprised of lease rental revenues. There are no intersegment revenues or expenses.

The mortgage loan pools segment is represented by several pools of small balance multifamily and commercial loans that the Company acquired from SPB, FMAC and unrelated third parties. Most of these loans are from pools which average approximately $150 to $350 per loan. The loans are concentrated in California and the western and eastern coasts of the United States. These loans are generally serviced by others, including SPB and FMAC, and are monitored by the Manager on an overall basis.

The large mortgage loans segment is primarily comprised of loans originated and serviced by the Manager. These loans are concentrated in five states and each represents a unique investment and risk profile. These loans require much more active involvement and direct monitoring by the Manager than do the loans included in the mortgage loan pools segment.

The real property segment is comprised of two shopping centers and two office buildings managed by outside professional property managers in California, Las Vegas and France, as well as a group of seventeen properties located in three states that are leased to the Ugly Duckling Corporation for use in connection with that company's used car sales and finance business. These real property investments are monitored by asset management personnel employed by the Manager.

The securities segment is comprised of the Company's CMBS securities obtained from SPB and Imperial Credit as well as subordinated notes acquired from FMAC and a common stock investment in a private equity REIT. The CMBS and subordinated note investments are administered by servicers and trustees that were put in place at the time of the applicable securitization transaction. Personnel employed by the Manager and its affiliates actively monitor these securities on a quarterly basis and update the Company's analytic models for valuing the securities. The private equity REIT investment is monitored by periodic financial reviews and communications with employees of the REIT's advisor.

Revenues related to mortgage loan pools increased from 1998 to 1999 by $3,734 as a result of the Company's acquisition of additional loans. The decrease in net income related to mortgage loan pools from 1998 to 1999 of $2,089 is due to a loan loss provision of $1,095, interest expense of $4,252 and increased management fees of $476 offset by increased interest income of $3,734. There were no loan loss provisions or interest expense during 1998.

Revenues and net income related to large mortgage loans increased from 1998 to 1999 by $2,405 and $190, respectively, as a result of the Company's investment in additional loans. Large balance loans increased from 1998 to 1999 by $56,010.

Revenues and net income related to real property increased from 1998 to 1999 by $3,543 and $873, respectively. The Company did not have any such investments at March 31, 1998.

Revenues and net income related to other assets decreased from 1998 to 1999 by $1,757 and $2,123, respectively. The decrease is primarily due to high cash and interest bearing deposit balances during the quarter ended March 31, 1998 prior to the investment of the Company's cash in mortgage loans and real estate. The average balance of cash and interest bearing deposits for the quarters ended March 31, 1999 and March 31, 1998 was $31,181 and $152,553, respectively.

Balance Sheet Changes

General. During the three months ended March 31, 1999, total assets decreased by $45,066. The decrease for the three months ended March 31, 1999 was comprised of $44,667 of mortgage loans and accrued interest, $1,761 of securities available-for-sale, $1,972 of real property, $1,283 of other assets and $13,454 of cash and interest bearing deposits offset by an increase in repurchase agreements of $18,071.

Total liabilities decreased by $39,733 during the three months ended March 31, 1999. The decrease for the three months ended March 31, 1999 was comprised of
(i) payoff of the secured warehouse facility of $279,000 (ii) payoff of the secured bank loan of $3,557, (iii) paydown of and unrealized exchange gains related to mortgage loans secured by real property of $1,202 and (iv) decreases in declared but unpaid dividends of $855, interest payable of $836, and various other payables of $117 offset by (v) new borrowings under collateralized mortgage obligations of $245,381 and (vi) an increase in funds held in escrow of $453.

The Company's mortgage loan investment additions during the three months ended March 31, 1999 consisted of a loan originated to an unrelated party of $2,955. The loan is secured by property located in the United Kingdom.

The Board of Directors of the Company authorized the Company to repurchase in the aggregate up to 12,000,000 shares of its common stock pursuant to three separate authorizations during 1998. As of March 31, 1999, the Company had repurchased 6,000,000 shares at a total cost of $56,338.

On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1, sold approximately $250 million of CMO bonds. The bonds are primarily floating interest rate bonds and are collateralized by approximately $290 million of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan Guaranty Trust Company of New York. On April 27, 1999, the Company entered into a new $300 million warehouse line of credit agreement with an affiliate of Prudential Securities Incorporated. The Company believes that it has adequate sources of liquidity to maintain its current business.

At March 31, 1999, the Company had outstanding borrowings of $292,754 and stockholders' equity of $403,476 resulting in a 0.73 to 1.0 debt to equity ratio and a 42.0% debt to total capitalization percent.

Cash and interest bearing deposits. At March 31,1999, the Company's total cash and interest bearing deposits aggregated $9,944, a decrease of $13,454 from December 31, 1998.

Repurchase agreements. The Company held repurchase agreements of $18,071 at March 31, 1999. There were no such balances at December 31, 1998. The Company earned interest income of $362 during the three months ended March 31, 1999 from its investments in interest bearing deposits and repurchase agreements. Of such income, $71 was derived from investments in repurchase agreements.

Securities available-for-sale. The decrease in securities available-for-sale of $1,761 during the three months ended March 31, 1999 is due to unrealized losses (included in comprehensive income) of $1,230 and interest payments of $2,088 offset by discount amortization of $1,557. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates and the subordinated notes were obtained from an FMAC asset-backed securitization.

The following table sets forth delinquency, loss and prepayment data for the mortgage loans underlying the Company's CMBS investments as of and for the periods ended March 31, 1999 and December 31, 1998:

                                                             March 31,           December 31,
                                                               1999                  1998
                                                             ---------           ------------
 CMBS investments                                             $ 45,206             $ 46,678

 Mortgage Loans:
 Original principal balance                                    480,023              480,023
 Principal balance                                             328,961              349,447
 Delinquent principal balance                                   10,228               10,722
 Delinquent balance percent                                          3%                   3%
 Prepayments year to date                                       19,345               81,511
 Prepayments for quarter                                        19,345               22,132
 Losses year to date                                               292                  845

Mortgage loans. At March 31, 1999, 48 loans in the aggregate principal amount of $21,575 were maintained on non-accrual status and considered impaired as compared to 38 loans in the amount of $5,745 at December 31, 1998. The increase in mortgage loans maintained on non-accrual status is primarily due to a loan facility comprised of six loans to one borrower which recently became over 60 days past due and is in default. The loans on non-accrual status at March 31, 1999 consisted of 42 loans with a principal balance of $7,425 over 90 days past due and 6 loans with a principal balance of $14,150 over 60 days past due. Approximately $325 of previously accrued interest income was reversed for the three months ended March 31, 1999. Additions to the allowance for loan losses aggregated $3,100 for the three months ended March 31, 1999. The ratio of the allowance for loan losses to non-accrual loans was 0.52 to 1 at March 31, 1999 as compared to 1.38 to 1 at December 31, 1998. The allowance for loan losses represented 2.16% and 1.45% of the total principal balance of the Company's mortgage loans at March 31, 1999 and December 31, 1998, respectively.

The Company's mortgage loans were primarily acquired from entities affiliated with the Manager, a wholly-owned subsidiary of Imperial Credit. The principal balance of mortgage loans at March 31, 1999 included $371,919 acquired from SPB and FMAC and $141,946 acquired from unrelated third parties or originated by the Company. At December 31, 1998, $407,978 principal balance of mortgage loans had been acquired from SPB and FMAC and $144,924 principal balance had been acquired from unrelated third parties.

The decrease in mortgage loans during the three months ended March 31, 1999 is attributable to principal repayments of $41,994, amortization of premium and deferred loan fees of $205, increase in deferred loan fees of $360, and the provision for loan losses of $3,100 offset by additional investments of $2,955. The only investment made during the three months ended March 31, 1999 consisted of a loan originated to an unrelated party of $2,955. The loan is secured by property located in the United Kingdom.

Borrowings under collateralized mortgage obligations On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1, sold approximately $250 million of CMO bonds. The bonds are primarily floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit. The bonds are collateralized by approximately $290 million of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan Guaranty Trust Company of New York. At March 31, 1999, the balance due, net of discounts, under the CMO bonds was $245,381.

Borrowings under secured warehouse facility. As of March 31, 1999, the Company's warehouse line of credit was repaid and terminated. During the three months ended March 31, 1999, the outstanding balance at December 31, 1998 of $279,000 was repaid from the proceeds of the Company's securitization transaction and available cash on hand.

Mortgage loans secured by real property. As of March 31, 1999, mortgage loans secured by real property were $47,373. These loans are secured by the Company's shopping centers in Oceanside, CA and Palos Verdes, CA and the office building in a suburb of Paris, France with an aggregate cost of $67,157, bear interest at effective rates ranging from 4.5% to 7.85% and have final maturity dates ranging from 2012 to 2027.

Stockholders' equity. Stockholders' equity decreased by $5,333 during the three months ended March 31, 1999 to $403,476. The decrease was attributable to dividends in excess of earnings of $3,755 and a decrease in unrealized gains on securities available-for-sale of $1,230 and foreign exchange loss of $348 (both included in accumulated other comprehensive income).


Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including ongoing commitments to fund acquisitions and investments, repay borrowings and for other general business purposes. The Company's primary sources of funds for liquidity consist of secured borrowings and principal payments and repayments at maturity on loans and securities. Management believes these sources of liquidity are sufficient to enable the Company to meet its obligations and loan commitments during 1999.

The Company's operating activities provided cash of $10,050 during the three months ended March 31, 1999. During the three-month period, cash resources from operating activities were provided primarily by net earnings.

The Company's investing activities provided cash totaling $41,259 during the three-month period. During this period, cash flows from investing activities were primarily provided by principal reductions on mortgage loans.

The Company's financing activities used $46,692 in cash during the three-month period after payment of dividends related to 1998 and repayment of the Company's warehouse line of credit with Morgan Guaranty Trust Company of New York.

On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1, sold approximately $250 million of CMO bonds. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan Guaranty Trust Company of New York. On April 27, 1999, the Company entered into a new $300 million warehouse line of credit agreement with an affiliate of Prudential Securities Incorporated. While this new warehouse line of credit agreement may provide funds for the Company to acquire certain real estate-related assets, the ability of the Company to continue its' growth is subject to the sourcing of new investments that meet the Company's investment guidelines and that can be effectively financed.

The Company has a reverse repurchase line of credit for $25,000 with Merrill Lynch Mortgage Capital Inc.; however, no assets have been pledged at March 31, 1999 and therefore no borrowing capacity currently exists under this facility. In order for the Company to borrow funds under this line, the Company would have to pledge assets acceptable to the lender.

The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of 5.9948%. During the three months ended March 31, 1999, the Company paid monthly interest on the notional balance at the fixed rate of 5.9948%, which ranged from approximately $307 to $369 per month, and collected monthly interest at annual rates ranging from 4.9356% to 5.5355%, or about $257 to $339 per month. The net cost of the swap ranged from $23 to $57 per month and is included in interest expense in the Company's operating results. Such net cost was $131 for the three months ended March 31, 1999. As of March 31, 1999, the approximate net present value cost of this swap was $681 and the notional balance was $69,353. There can be no assurance that this swap can adequately limit the Company's exposure to interest rate risk.

At March 31, 1999, the Company had an outstanding commitment to fund a mortgage loan for approximately $24,000 which commitment has subsequently been terminated.


Funds From Operations ("FFO")

In general, FFO adjusts net earnings by adding back non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. The Company generally considers FFO an appropriate supplementary measure of operating performance of a REIT because that measure does not recognize as an operating expense (i) compensation expense related to stock options issued to the Manager and its employees and (ii) depreciation of real property, which management believes is not meaningful in the evaluation of income-producing real property, which historically has not declined in value. While operating charges for depreciation and amortization, stock option compensation expense and non-recurring gains and losses are valid and significant components for determining operating results in accordance with generally accepted accounting principles ("GAAP") and while the Company's financial condition, results of operations and cash flows determined under GAAP are the primary measurement tools for understanding and assessing the Company's financial performance, the consideration of FFO as a supplement to these primary tools provides investors with an additional means to assess the ability of a REIT to meet dividend requirements, fund commitments, fund capital expenditure needs and meet debt service requirements. However, the Company's computation of FFO may not be comparable to other similarly titled measures of other companies and FFO should not be construed as an alternative to operating results or cash flows determined pursuant to GAAP. The Company's increase or decrease in FFO should be considered in conjunction with trends in the Company's primary measurement tools as well as dividends, debt incurred, new investments or acquisitions, capital expenditures and other factors.

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

For the three months ended March 31, 1999 and 1998, the Company's FFO was $5,586 ($0.20 per share) and $7,848 ($0.23 per share), respectively. The following table provides the calculation of the Company's FFO.

                                                                  March 31,             March 31,
                                                                    1999                  1998
                                                                  ---------             ---------
     Net Earnings                                                   $4,795                $7,848
     Add:  Depreciation of real property                               791                     -
                                                                  ---------             ---------
     FFO                                                            $5,586                $7,848
                                                                  =========             =========


Market Conditions

The current flat yield curve and low level of long-term interest rates has hindered the Company's ability to continue to obtain whole mortgage loans at unleveraged yields (i.e., yields from mortgage loans before taking into account borrowing costs on borrowings used to finance the acquisition of such mortgage loans) and in volumes consistent with management's expectations that existed at the time of the Company's initial public offering. The Company has not acquired any mortgage loans from SPB since June 30, 1998 and may not be able to acquire mortgage loans from SPB or other parties in the future at volume and yield levels consistent with previous acquisitions.

Current conditions in the capital markets and equity markets for mortgage REITs has made permanent financing transactions more difficult and more expensive than during the first part of 1998. Consequently, there can be no assurance that the Company will be able to effectively fund future growth.


Year 2000

The Company is aware of the issues associated with the Year 2000 ("Y2K") problem concerning existing computer systems. Y2K affects every computer and subsystem the Company operates, both in-house and from independent servicers and vendors. The Y2K issue is whether the Company's computer systems will properly recognize the "00" and the prefix "20" dates when the year changes to 2000. Many existing computer programs use only two digits to identify a calendar year field with the assumption that the first two digits are always "19". Such computer systems will not properly recognize the new prefix century date of "20" and year date "00" and could generate erroneous data or cause a computer system to fail. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunction to incorrect or incomplete processing. The Company believes that the Y2K compliance of the Company's information technology needs, such as computer hardware, software and subsystems is primarily dependent upon the Y2K compliance efforts and results of third party vendors and service providers.

State of Readiness

Since the Company's computer systems are new and are based on networked personal computers, management does not believe that Y2K compliance will present any material problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of Y2K issues for companies which are now servicing the Company's mortgage loan portfolio, companies that provide property management services for the Company's real property and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company is in the process of contacting all of its major service providers and third party vendors regarding the state of their Y2K readiness. The Company has had preliminary oral discussions with certain third parties and affiliates and has not received any written responses. While the discussions have indicated that such third parties and affiliates are planning to achieve Y2K compliance, such compliance has not yet been achieved. The Company is also in the process of identifying and evaluating individual borrowers or tenants whose Y2K compliance failure could materially impact the Company. The Company plans to complete this process during the third quarter of 1999.

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


FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE AVAILABILITY OF AND COSTS ASSOCIATED WITH SOURCES OF FINANCING AND LIQUIDITY, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, AND THE OTHER RISKS DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, FILED WITH THE SEC, PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K AND ANY AMENDMENTS WITH RESPECT THERETO FILED WITH THE SEC AND OTHER FILINGS MADE BY THE COMPANY WITH THE SEC. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1, sold approximately $250 million of CMO bonds. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan Guaranty Trust Company of New York. On April 27, 1999, the Company entered into a new $300 million warehouse line of credit agreement with an affiliate of Prudential Securities Incorporated.

Almost all of the CMO bonds issued by the Company as well as borrowings under the former warehouse line of credit and potential borrowings under the new warehouse line of credit have, had or would have variable rates of interest tied to the LIBOR index (generally one-month LIBOR). CMO bonds are a permanent source of funds with set maturities over several years while warehouse lines of credit are temporary sources of funds with maturities set at less than one year.

The Company is subject to exposure from fluctuations in interest rates under the collateralized mortgage obligations. In addition, adverse changes in interest rates could negatively impact (a) the value of the Company's portfolio of mortgage loans and investments in CMBS securities, (b) the levels of interest income to be derived from these assets and (c) the cost of borrowing under permanent (i.e., borrowings obtained through a securitization) or interim (i.e., borrowings obtained under warehouse lines or other short-term facilities) financing that may be obtained in the future. Adverse changes in interest rates in this context refers to (a) decreases in indices that are a basis for calculating interest on the Company's mortgage loans without corresponding decreases in indices that are a basis for calculating interest on the Company's borrowings as well as (b) increases in indices that are a basis for calculating interest on the Company's borrowings without corresponding increases in indices that are a basis for calculating interest on the Company's mortgage loans.

As noted above, the Company is subject to interest rate risk. The Company's mortgage loans that have been pledged as security for the collateralized mortgage obligations include adjustable rate and fixed rate loans. The adjustable rate loans generally are subject to semi-annual interest rate adjustment based on changes in the underlying indices. While most of the adjustable rate loans are based on the six-month LIBOR index, others are based on the one-year constant maturity treasury and prime rates. The Company's adjustable rate CMO borrowings are based on the one-month LIBOR index and are subject to monthly interest rate adjustment. Thus, most of the Company's pledged assets and all of the Company's warehouse and adjustable rate CMO bond borrowings are or would be subject to interest rate adjustment based on LIBOR indices. The primary lack of interest rate correlation between the Company's pledged assets and related borrowings is due to the amount of fixed rate mortgage loans pledged as security for the CMO bonds. In order to manage this exposure, the Company has entered into an interest rate swap agreement described below.

The Company's interest rate swap provides for the collection of interest based on one-month LIBOR and the payment of interest based on a fixed interest rate of approximately 5.99%. The interest payments are computed on a notional balance of $69,353 at March 31, 1999, which declines thereafter over a period of less than ten years. There can be no assurance that the swap can adequately limit the Company's exposure to interest rate risk on borrowings.

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

Interest rates during the first quarter of 1999 have generally been relatively stable. While significant swings in interest rates are not expected over the near term, it is impossible to predict with certainty what interest rate levels will be in the future.

The Company's financial instruments as of March 31, 1999 are comprised of mortgage loans, securities available-for-sale, all outstanding borrowings and an interest rate swap arrangement. The Company believes that the carrying amount of its mortgage loans, securities available-for-sale and outstanding borrowings are a reasonable approximation of the estimated fair value of such financial instruments as of March 31, 1999. Management believes that the estimated net present value cost of the swap arrangement was $681 as of March 31, 1999. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the estimates were made as of March 31, 1999 and, therefore, current estimates of fair value may differ significantly from the estimates noted above.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None


Item 2.  Changes in Securities and Use of Proceeds

None


Item 3.  Defaults Upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders

None


Item 5.  Other Information

On May 13, 1999, Imperial Credit filed an amended Schedule 13D with the Securities and Exchange Commission and issued a press release announcing Imperial Credit's proposal to the Company's Board of Directors that Imperial Credit acquire all of the common stock of the Company not already owned by Imperial Credit at $11 per share in cash. Imperial Credit currently holds approximately 10.8% of the Company's outstanding common stock.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K

A Form 8-K was filed with the Commission on February 11, 1999 with the Company's press release covering earnings for the period ended December 31, 1998.

A Form 8-K was filed with the Commission on March 11, 1999 with the Company's press release announcing the closing of a CMO bond securitization and repayment in full of the existing warehouse line of credit.

A Form 8-K was filed with the Commission on March 23, 1999 with the Company's press release covering the dividend declared for the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Credit Commercial Mortgage Investment Corp.

Date: May 17, 1999

/s/ Mark S. Karlan
------------------
Mark S. Karlan, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Meltzer
-------------------
Michael Meltzer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



 Exhibit Number              Description
 --------------    -------------------------------


     27            Financial Data Schedule
     -------------------------------------------------------------------------