Form 10-Q
period 1999-06-30
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-08-16
CIK 1042824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1999

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

Common stock, $0.0001 par value - 28,500,000 shares as of July 31, 1999

              Imperial Credit Commercial Mortgage Investment Corp.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                               Page
                                                                                                             ----
Item 1.  Interim Financial Statements

Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998                                           3

Consolidated Statements of Earnings for the three and six months ended June 30, 1999 and June 30, 1998          4

Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and June 30, 1998                  5

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the six months           6
 ended June 30, 1999

Notes to Consolidated Financial Statements                                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     23

Item 2.  Changes in Securities and Use of Proceeds                                                             23

Item 3.  Defaults Upon Senior Securities                                                                       23

Item 4.  Submission of Matters to a Vote of Security Holders                                                   23

Item 5.  Other Information                                                                                     23

Item 6.  Exhibits and Reports on Form 8-K                                                                      23

Signatures                                                                                                     25

             Imperial Credit Commercial Mortgage Investment Corp.
                          Consolidated Balance Sheets
                      June 30, 1999 and December 31, 1998
                   (Dollars in thousands, except share data)
                                  (Unaudited)


                                                                                              June 30,          December 31,
                                                                                                1999                1998
                                                                                              --------            --------

Assets
Cash and interest bearing deposits                                                            $   48,426          $   23,398
Repurchase agreements                                                                             68,190                   -
Mortgage loans collateralizing debt obligations, net of allowance for loan losses of             286,407                   -
 $4,833
Mortgage loans, net of allowance for loan losses of $5,117 and $8,027, respectively              134,389             556,648
Real property, net of accumulated depreciation of $3,337 and $1,755, respectively                104,282             107,663
Securities available-for-sale, at estimated fair value                                            54,553              57,671
Accrued interest receivable                                                                        3,245               6,410
Other assets                                                                                       4,378               5,384
          Total Assets                                                                        $  703,870          $  757,174
                                                                                             ===============================

Liabilities and Stockholders' Equity
Liabilities:
Dividends payable                                                                             $    8,550          $    9,405
Borrowings under collateralized mortgage obligations                                             238,559                   -
Borrowings under secured warehouse facility                                                            -             279,000
Borrowings under secured bank loan                                                                     -               3,557
Mortgage loans secured by real property                                                           46,773              48,575
Accrued expenses, payables and other liabilities, including amounts due to
 affiliates of $2,308 and $2,082, respectively                                                     6,886               7,828
                                                                                             -------------------------------
     Total Liabilities                                                                           300,768             348,365
                                                                                             -------------------------------

Stockholders' Equity:
Common stock, par value $0.0001 per share. Authorized 500,000,000 shares, 28,500,000
 shares issued and outstanding                                                                         3                   3
Additional paid-in capital                                                                       425,615             425,615
Accumulated other comprehensive income (loss)                                                     (2,470)                221
Accrued dividends in excess of earnings                                                          (20,046)            (17,030)
                                                                                             -------------------------------
     Total Stockholders' Equity                                                                  403,102             408,809
                                                                                             -------------------------------
          Total Liabilities and Stockholders' Equity                                          $  703,870          $  757,174
                                                                                             ===============================

See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
                      Consolidated Statements of Earnings
      For the three and six months ended June 30, 1999 and June 30, 1998
       (Dollars in thousands, except share and earnings per share data)
                                  (Unaudited)


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                         --------------------------   ---------------------------
                                                            1999           1998           1999           1998
                                                         -----------   ------------   ------------   ------------
Income
Mortgage loans                                           $    14,937   $    10,158    $    27,049    $    16,131
Securities available-for-sale                                  1,494         1,611          3,051          3,065
Repurchase agreements and interest bearing deposits              531            67            893          2,186
                                                         -------------------------------------------------------

     Total Interest Income                                    16,962        11,836         30,993         21,382
Real property rental income                                    3,451           993          6,994            993
                                                         -------------------------------------------------------
     Total Income                                             20,413        12,829         37,987         22,375
                                                         -------------------------------------------------------

Operating Expenses
Management fees                                                1,837         1,365          3,704          2,565
Interest expense                                               4,653         1,034          9,753          1,034
Provision for loan losses                                      1,533           100          4,633            100
Depreciation of real property                                    791           242          1,582            242
Real property operating expenses                                 834           214          1,601            214
Due diligence expenses and professional fees                   1,205           375          1,957            524
Other                                                            271           321            673            670
                                                         -------------------------------------------------------
     Total Expenses                                           11,124         3,651         23,903          5,349
                                                         -------------------------------------------------------

Net Earnings                                                   9,289         9,178         14,084         17,026
Dividends ($0.30, $0.28, $0.60, and $0.52 per share,
 respectively)                                                 8,550         9,660         17,100         17,940
                                                         -------------------------------------------------------
Net earnings in excess of accrued dividends
     (Accrued dividends in excess of net earnings)       $       739   $     ( 482)   $    (3,016)   $     ( 914)
                                                         =======================================================

Earnings per share
Basic                                                          $0.33         $0.27          $0.49          $0.49
Diluted                                                         0.32          0.27           0.49           0.49

Weighted average common shares outstanding
Basic                                                     28,500,000    34,500,000     28,500,000     34,500,000
Effect of dilutive stock options                              86,333             -         59,439         35,084
                                                         -------------------------------------------------------
Diluted                                                   28,586,333    34,500,000     28,559,439     34,535,084
                                                         =======================================================


See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
                     Consolidated Statements of Cash Flows
           For the six months ended June 30, 1999 and June 30, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                        ------------------------------------
                                                                                              1999               1998
                                                                                        ----------------   -----------------
   Cash Flows from Operating Activities
   Net earnings                                                                            $  14,084           $  17,026
   Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                                               1,642                 280
   Amortization of premium (net of unearned fees) on mortgage loans                              458                 554
   Amortization of discount on securities available-for-sale                                  (3,051)             (3,065)
   Provision for loan losses, net of charge-offs related to sales                              1,923                 100
   Net change in:
   Accrued interest receivable                                                                 3,165              (3,664)
   Other assets                                                                                  878                (446)
   Other liabilities                                                                            (912)             (5,771)
                                                                                        -----------------------------------
   Total Cash Provided by Operating Activities                                                18,187               5,014
                                                                                        -----------------------------------

   Cash Flows from Investing Activities
   Purchases of securities available-for-sale                                                      -              (6,096)
   Payments received on securities available-for-sale                                          3,982               4,044
   Purchases and originations of mortgage loans, net of fees                                  (2,794)           (300,651)
   Principal reductions on and sales of mortgage loans                                       136,265              38,125
   Purchase of real property and improvements, net of mortgage loans assumed                    (249)            (50,115)
                                                                                        -----------------------------------
   Total Cash Provided by (Used for) Investing Activities                                    137,204            (314,693)
                                                                                        -----------------------------------

   Cash Flows from Financing Activities
   Dividends paid                                                                            (17,955)            (12,765)
   Cash borrowings under collateralized mortgage obligations                                 249,085                   -
   Repayment of collateralized mortgage obligations                                          (10,526)                  -
   Borrowings under (repayment of) secured warehouse facility                               (279,000)            167,000
   Repayment of secured bank loan                                                             (3,557)                  -
   Principal repayments on mortgage loans secured by real property                              (220)                  -
                                                                                        -----------------------------------
   Total Cash Provided by (Used for) Financing Activities                                    (62,173)            154,235
                                                                                        -----------------------------------

   Net increase (decrease) in cash and cash equivalents                                       93,218            (155,444)

   Cash and cash equivalents at beginning of period                                           23,398             160,613
                                                                                        -----------------------------------

   Cash and cash equivalents at end of period                                              $ 116,616           $   5,169
                                                                                        ===================================

   Supplemental Disclosure of Cash Flow Activities
   Mortgage loans assumed upon real property purchases                                     $       -           $  34,580
                                                                                     ====================================
   Cash paid for interest                                                                  $   9,480           $     733
                                                                                     ====================================

   See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
              Consolidated Statement of Changes in Stockholders'
                        Equity and Comprehensive Income
                    For the six months ended June 30, 1999
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                                               Total
                                  Number of                                Accumulated          Accrued      Stockholders'
                                    Common                Additional          Other            Dividends       Equity and
                                    Shares      Common      Paid-In       Comprehensive        In Excess    Comprehensive
                                  Oustanding     Stock      Capital       Income (Loss)       Of Earnings       Income
                                  ----------    ------    ----------     -------------        -----------  --------------
Balance at beginning of period    28,500,000    $   3     $ 425,615        $   221            $ (17,030)     $  408,809
                                                                                                             -----------
                                                                                                 14,084          14,084
Net earnings
                                                                            (2,188)                              (2,188)
Change in unrealized loss on
 securities available-for-sale
                                                                              (503)                                (503)
Foreign exchange loss
                                                                                                             ----------
Comprehensive income                                                                                             11,393
                                                                                                             ----------

Dividends declared ($0.60 per
 share)                                                                                         (17,100)        (17,100)
                                ---------------------------------------------------------------------------------------
Balance at end of period        28,500,000      $   3     $ 425,615        $(2,470)           $ (20,046)     $  403,102
                                =======================================================================================

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

The Company has entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corp. (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager advises the Company on various aspects of its business and manages its day-to-day operations, subject to the supervision of the Board of Directors of the Company. Imperial Credit currently owns 2,570,000 shares (9.0%) of the Company's outstanding common stock (2,790,053 shares or 9.8% including certain affiliates of Imperial Credit). Pursuant to the Management Agreement, the Manager is entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets, and 0.5% of average invested assets above $1.25 billion, payable quarterly. In addition, the Manager is entitled to a quarterly incentive fee generally based on 25% of Funds From Operations, as adjusted, in excess of certain defined levels of return, as fully set forth in the Management Agreement. Only base management fees had been earned prior to the quarter ended June 30, 1999. Management fees earned during the quarter ended June 30, 1999 included $41 of incentive management fees and $1,796 of base management fees.

As explained in Note 8, Imperial Credit and the Company have entered into a definitive merger agreement for Imperial Credit to acquire the Company for cash.

2. Basis of Presentation

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

In management's opinion, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiaries at June 30, 1999 and their results of operations and cash flows for the three and six month periods ended June 30, 1999 and June 30, 1998. These unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accordingly are not as comprehensive as annual financial statements prepared in accordance with generally accepted accounting principles. Various information and note disclosure normally included in such annual financial statements have been condensed or omitted. While management believes that the disclosures presented herein are adequate to make the information not misleading, users are advised to read the accompanying unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K filed with the SEC, as amended. Operating results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999.

3.  Comprehensive Income

The change in unrealized gain (loss) on securities available-for-sale and foreign exchange gain (loss) has been included in comprehensive income and disclosed in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the six months ended June 30, 1999. Comprehensive income for the six months ended June 30, 1998 aggregated $17,505 and was comprised of net income of $17,026 and unrealized gain on securities available-for-sale of $479. Comprehensive income for the three months ended June 30, 1999 and 1998 aggregated $8,176 and $9,352 and was comprised of net income of $9,289 and $9,178, unrealized gain (loss) on securities available-for-sale of $(958) and $174 and foreign exchange gain (loss) of $(155) and $0, respectively.


4.  Securities Available-For-Sale

At June 30, 1999, the Company's securities available-for-sale consisted of certain CMBS interests including subordinated securities and interest only securities collateralized by commercial mortgages, certain subordinated asset-backed notes issued by Franchise Mortgage Acceptance Company ("FMAC"), an affiliate of Imperial Credit, and shares of a private equity REIT. In general, subordinated classes and interest only securities of a particular series of securities bear all losses prior to the related senior classes. Such securities or investments may subject the Company to credit, interest rate and/or prepayment risks.

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

                   Balance at June 30, 1999
                   ------------------------
                                                                                Gross        Gross      Estimated
                                                                  Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                              ---------   ----------   ----------   ---------
CMBS interests:
Non-investment grade rated subordinated interests                   $35,084         $  -       $1,984     $33,100
Investment grade rated senior interest only interests                 2,835          173            -       3,008
Non-investment grade rated subordinated interest only interests       2,274          431            -       2,705
Non-rated subordinated interest only interests                        1,340            -          167       1,173
Other non-rated subordinated interests                                4,076           29            -       4,105
                                                                  -----------------------------------------------
                Total CMBS interests                                 45,609          633        2,151      44,091
Non-investment grade rated subordinated notes                         6,172            -          710       5,462
Private equity REIT                                                   5,000            -            -       5,000
                                                                  -----------------------------------------------
Total                                                               $56,781         $633       $2,861     $54,553
                                                                  ===============================================

                 Balance at December 31, 1998
                 ----------------------------
                                                                                Gross        Gross      Estimated
                                                                  Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                              ---------   ----------   ----------   ---------
CMBS interests:
Non-investment grade rated subordinated interests                   $34,763         $ 90         $  -     $34,853
Investment grade rated senior interest only interests                 3,361            -           64       3,297
Non-investment grade rated subordinated interest only interests       2,959            -            -       2,959
Non-rated subordinated interest only interests                        1,386            -            -       1,386
Other non-rated subordinated interests                                4,050          133            -       4,183
                                                                  -----------------------------------------------
                Total CMBS interests                                 46,519          223           64      46,678
Non-investment grade rated subordinated notes                         6,192            -          199       5,993
Private equity REIT                                                   5,000            -            -       5,000
                                                                  -----------------------------------------------
Total                                                               $57,711         $223         $263     $57,671
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

The unamortized discount on investment securities available-for-sale was $28,988 and $29,317 at June 30, 1999 and December 31, 1998, respectively. There were no sales of securities available-for-sale during the six-month period ended June 30, 1999.


5.  Mortgage Loans

Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real properties.

As of June 30, 1999 and December 31, 1998, the Company's mortgage loan portfolio consisted of the following:


                                                     As of June 30, 1999                As of December 31, 1998
                                                 --------------------------------   --------------------------------
                                                    Number            Amount           Number            Amount
                                                 -------------   ----------------   -------------   ----------------
Multifamily loans                                      769           $213,908            968            $270,170
Commercial loans                                       274            189,403            374             264,732
Construction loan participation                          1             18,000              1              18,000
                                                  -----------------------------------------------------------------
  Total principal                                    1,044            421,311           1,343            552,902
                                                     =====                              =====
Unamortized premium                                                    11,242                             14,344
Unearned loan fees                                                     (1,807)                            (2,571)
Allowance for loan losses                                              (9,950)                            (8,027)
                                                                     --------                           --------
Net carrying amount                                                  $420,796                           $556,648
                                                                     ========                           ========

The Company has acquired mortgage loan pools from affiliated entities, including SPB and FMAC. During the three months ended June 30, 1999, SPB reacquired $41,866 of mortgage loans that the Company previously acquired from SPB without any gain or loss to the Company. As of June 30, 1999 and December 31, 1998, the Company's mortgage loan portfolio acquired from affiliates consisted of the following:

                                                     As of June 30, 1999                As of December 31, 1998
                                                 --------------------------------   ------------------------------
                                                    Number           Amount           Number           Amount
                                                 -------------   ----------------   ------------    --------------
Principal balance of SPB loans                        820           $288,257             985          $353,477
Principal balance of FMAC loans                         2              3,900              55            54,501
                                                    --------------------------------------------------------------
  Total principal balance of loans
  acquired from affiliates of Manager                 822           $292,157           1,040          $407,978
                                                    ==============================================================

Mortgage loans held for investment includes loans held as security for collateralized mortgage obligations. The total principal balance of mortgage loans held as security for collateralized mortgage obligations was $281,629 and consisted of 795 mortgage loans. All mortgage loans held as security for collateralized mortgage obligations were acquired from SPB.


6.  Collateralized Mortgage Obligations

On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1 (the "ICCMAC Trust"), sold approximately $250,000 face amount of collateralized mortgage obligation ("CMO") bonds. The bonds are primarily floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit with Morgan Guaranty Trust Company of New York ("Morgan"). The bonds are collateralized by approximately $282,000 of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan. At June 30, 1999, the outstanding CMO bonds are summarized as follows:

                                                        Unamortized
                                       Principal         Discount              Net             Interest Rate
                                    ---------------   ---------------   ---------------   ---------------------
  Class A                              $ 90,835           $    -            $ 90,835           Libor + 0.28%
  Class A-2                              94,831                -              94,831           Libor + 0.42%
  Class S                                10,550            1,253               9,297                N/A
  Class A-3                              17,447                -              17,447           Libor + 0.60%
  Class B                                11,631                -              11,631           Libor + 0.88%


  Class C                                    14,539                21            14,518           Libor + 1.55%
                                           --------            ------          --------
  Total                                    $239,833            $1,274          $238,559
                                           ========            ======          ========

The Class S bonds do not accrue interest but have been discounted to yield approximately 7.11%. The Class S bonds are entitled to receive monthly payments as set forth in the prospectus of the ICCMAC Trust.

7.  Segment Information

The Company operates in four principal business segments; small balance mortgage loan pools acquired ("mortgage loan pools"), individual large balance mortgage loans originated or acquired ("large mortgage loans"), real property and securities available-for-sale ("securities"). These segments are managed separately because each requires different levels of resources and involves assets having different risk profiles. Segment performance is measured based on net earnings. The "other" category reflects cash and interest bearing deposits, repurchase agreements and the income derived therefrom as well as other assets and liabilities and all due diligence expenses, professional fees and other expenses.

The following table sets forth the revenues and related net earnings and assets by business segment for the three and six months ended June 30, 1999 and 1998, respectively:

                                         Revenues            Net Earnings              Assets
Three Months Ended                  -------------------   -------------------   ---------------------
June 30,                              1999       1998       1999       1998       1999        1998
                                    --------   --------   --------   --------   ---------   ---------
  Mortgage Loan Pools                $ 9,128    $ 9,477   $ 3,640     $7,610     $340,009    $508,470
  Large Mortgage Loans                 5,809        681     4,675        488       84,032      31,160
  Real Property                        3,451        993       725        272      104,282      84,453
  Securities                           1,494      1,611     1,338      1,451       54,553      64,916
  Other                                  531         67    (1,089)      (643)     120,994       6,686
                                     -------    -------   -------     ------     --------    --------
  Total                              $20,413    $12,829   $ 9,289     $9,178     $703,870    $695,685
                                     =======    =======   =======     ======     ========    ========

                                         Revenues            Net Earnings              Assets
Six Months Ended                    -------------------   -------------------   ---------------------
June 30,                              1999       1998       1999       1998       1999        1998
                                    --------   --------   --------   --------   ---------   ---------
  Mortgage Loan Pools                $18,771    $15,386   $ 6,789    $12,848     $340,009    $508,470
  Large Mortgage Loans                 8,278        745     4,922        545       84,032      31,160
  Real Property                        6,994        993     1,598        272      104,282      84,453
  Securities                           3,051      3,065     2,741      2,758       54,553      64,916
  Other                                  893      2,186    (1,966)       603      120,994       6,686
                                     -------    -------   -------     ------     --------    --------
  Total                              $37,987    $22,375   $14,084    $17,026     $703,870    $695,685
                                     =======    =======   =======     ======     ========    ========


8.  Subsequent Events

On July 22, 1999, the Company and Imperial Credit entered into a definitive merger agreement (the "Merger Agreement") under which Imperial Credit effectively will acquire all of the outstanding shares of the Company (other than shares already owned by Imperial Credit and certain of its affiliates and subsidiaries) for a cash purchase price of $11.50 per share, subject to increase under certain circumstances. The purchase price reflects a 16.5% premium to the Company's closing price of $9.875 on May 12, 1999, the day before Imperial Credit publicly announced its initial proposal to acquire the Company. Completion of the merger is conditioned on, among other things, the approval of the holders of at least a majority of the outstanding shares of the Company's common stock held by holders other than Imperial Credit and certain of its subsidiaries and affiliates.

Imperial Credit and certain of its subsidiaries and affiliates currently own approximately 2,790,053 shares of the Company's common stock, constituting approximately 9.8% of the outstanding shares. The Manager is a wholly owned subsidiary of Imperial Credit.

The Merger Agreement provides for the prompt appraisal of the termination amount payable by the Company under the Management Agreement with the Manager. If the appraised value of the termination amount is less than $35 million, Imperial Credit has agreed to increase the merger consideration payable to holders of Company shares (other than Imperial Credit and its subsidiaries) by the amount by which $35 million exceeds the appraised value. Imperial

Credit will not receive any payment from the Company as a result of the termination of the Management Agreement upon the closing of the merger transaction between the Company and Imperial Credit. In addition, in the event the Merger Agreement is terminated (other than as a result of a default by the Company), the Management Agreement will terminate no later than October 22, 1999 and the Manager will accept the lesser of $35 million and the appraised value of the termination amount as payment in full of the termination amount.

The Merger Agreement contemplates that the Company will, during the 60 days following the appointment of the appraisal firm(s) to be engaged to appraise the Management Agreement, solicit and explore alternative transactions which would provide its stockholders with a more favorable alternative to the Imperial Credit merger. During this 60-day period, the Company may terminate the Merger Agreement in favor of a superior proposal. In the event of such a termination, the Company will be obligated to reimburse Imperial Credit for certain of its expenses incurred in connection with the proposed merger, not to exceed $2 million.

The Merger Agreement also provides that Imperial Credit will purchase certain mortgage loans previously acquired by the Company from SPB and not previously repurchased by SPB. On July 23, 1999, the Company received $5,427 from the sale of 22 loans to SPB without any gain or loss to the Company. Separately, Imperial Credit's affiliate, FMAC, repurchased in July $3,900 of mortgage loans previously acquired by the Company from FMAC without any gain or loss to the Company.

Unless the Merger Agreement is terminated for a superior proposal, the transaction is expected to be completed during the fourth quarter of 1999. Prudential Securities Incorporated is serving as financial advisor to the special committee of the Board of Directors of the Company initially formed to evaluate Imperial Credit's unsolicited offer.

The Company, its directors and Imperial Credit have been named as defendants in a putative class action lawsuit filed on July 22, 1999, by Riviera-Enid, a Florida limited partnership, in the Superior Court of the State of California for Los Angeles County, California, docket No. BC213902. The complaint alleges that the proposed merger of the Company and Imperial Credit constitutes a breach of fiduciary duty by the defendants, that the merger price is unfair to stockholders, that the merger price is less than the liquidation value of the Company's assets and that the termination fee to the Manager is excessive. The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with Imperial Credit and that the merger will benefit Imperial Credit at the expense of the Company's other stockholders. The complaint seeks certification of a class of all stockholders of the Company whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. The Company believes the material allegations of the complaint are without merit.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Dollar amounts herein are expressed in thousands, other than share data.

The Company was incorporated in Maryland on July 31, 1997 for the purpose of investing primarily in mortgage loans, real property and CMBS interests. The Company expects to generate income for distribution to its stockholders primarily from the net earnings derived from its investments in real estate related assets. The Company operates in a manner designed to maintain its status as a REIT for federal income tax purposes.

On October 22, 1997, the Company completed its initial public offering of 34,500,000 common shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. As of June 30, 1999, the Company had repurchased 6,000,000 shares of its common stock at a cost of $56,338, had real estate related invested assets of $579,631 and had outstanding borrowings of $285,332.

On September 18, 1998, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.0001 per share, of the Company. The Rights dividend was payable on September 21, 1998 to stockholders of record at the close of business on that date. The description and terms of the Rights are set forth in an agreement (the "Rights Agreement") between the Company and U.S. Stock Transfer Corporation, a copy of which was included as an exhibit to the Company's Current Report on Form 8-K, filed with the SEC on September 22, 1998. The Rights dividend was in response to an unsolicited merger proposal from Wilshire Real Estate Investment Trust Inc. and to enable the Company to induce potentially hostile suitors to negotiate terms with the Company's Board of Directors before initiating takeover attempts. The Rights Agreement was amended on July 22, 1999 to permit consummation of the merger contemplated by the Merger Agreement between the Company and Imperial Credit and a copy of the amendment was included as an exhibit to the Company's Amendment No. 1 on Form 8-A/A filed with the SEC on July 29, 1999.

Results of Operations

Total income of $20,413 for the quarter ended June 30, 1999 resulted in net earnings of $9,289 or $0.33 basic and $0.32 diluted net earnings per share as compared to total income of $12,829 and net earnings of $9,178 or $0.27 basic and diluted net earnings per share for the same period of last year. Total income of $37,987 for the six months ended June 30, 1999 resulted in net earnings of $14,084 or $0.49 basic and diluted net earnings per share as compared to total income of $22,375 and net earnings of $17,026 or $0.49 basic and diluted net earnings per share for the same period of last year.

Dividends Declared and Dividends In Excess Of Earnings. The Company declared dividends on June 22, 1999 and June 25, 1998 of $8,550 ($0.30 per share) and $9,660 ($0.28 per share), respectively, to stockholders of record on June 30, 1999 and July 9, 1998, respectively. The dividends declared on June 22, 1999 and June 25, 1998 covered the three-month periods of operations ended June 30, 1999 and 1998, respectively. As a result of these dividends, the Company accumulated earnings in excess of dividends of $739 for the three months ended June 30, 1999 and incurred dividends in excess of earnings of $482 for the three months ended June 30, 1998. The Company declared dividends on March 23, 1999 and March 24, 1998 of $8,550 ($0.30 per share) and $8,280 ($0.24 per share), respectively, to stockholders of record on March 31, 1999 and 1998, respectively. These dividends declared in March of each year covered the prior year's remaining undistributed taxable income and the first quarter's results of operations for each year, respectively. As a result of these dividends, the Company incurred dividends in excess of earnings of $3,016 and $914 for the six months ended June 30, 1999 and 1998, respectively.

Net Interest Income. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields for the three and six months ended June 30, 1999 and 1998. Information is based on daily average balances during the reported periods.

                                                  Three months ended                   Three months ended
                                                    June 30, 1999                        June 30, 1998
                                          ----------------------------------   ----------------------------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                          --------   ---------   -----------   --------   ---------   -----------
Mortgage loans                             $10,486    $497,310       8.43%      $ 9,340    $444,161       8.41%
Securities available-for-sale                1,494      56,546      10.57%        1,611      59,631      10.81%
Repurchase agreements and interest
 bearing deposits                              531      48,689       4.36%           67       5,726       4.68%
                                           -------    --------                  -------    --------
Total                                       12,511    $602,545       8.31%       11,018    $509,518       8.65%
                                                      ========                             ========
Mortgage loans -- non-recurring income       4,451                                  818
                                           -------                              -------
Total Interest Income                       16,962                               11,836
Less interest expense*                       3,826    $240,768       6.36%          843    $ 48,737       6.92%
                                           -------    ========                  -------    ========
Net Interest Income                        $13,136                              $10,993
                                           =======                              =======

                                                   Six months ended                     Six months ended
                                                    June 30, 1999                        June 30, 1998
                                          ----------------------------------   ----------------------------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                          --------   ---------   -----------   --------   ---------   -----------
Mortgage loans                             $22,319    $520,983       8.57%      $15,313    $358,771       8.54%
Securities available-for-sale                3,051      56,799      10.74%        3,065      57,162      10.72%
Repurchase agreements and interest
 bearing deposits                              893      39,910       4.48%        2,186      79,138       5.52%
                                           -------    --------                  -------    --------
Total                                       26,263    $617,692       8.50%       20,564    $495,071       8.31%
                                                      ========                             ========
Mortgage loans - non-recurring income        4,730                                  818
                                           -------                              -------
Total Interest Income                       30,993                               21,382
Less interest expense*                       8,086    $275,056       5.88%          843    $ 24,369       6.92%
                                           -------    ========                  -------    ========
Net Interest Income                        $22,907                              $20,539
                                           =======                              =======

*  Excludes interest expense attributable to real property.

Non-recurring income for 1999 consists of certain fees from FMAC of $368 and $647 for the three and six month periods, respectively, plus a $4,083 termination fee received by the Company in May in connection with the termination of a commitment to fund a loan in London, England. Non-recurring income for 1998 was due to a premium received from FMAC in connection with FMAC's call of certain loans.

The increase in interest income, interest expense and net interest income for the three and six months ended June 30, 1999 from the comparable periods for the prior year is due primarily to the Company's growth subsequent to its initial public offering and the London loan termination fee. The decrease in interest income and yield on securities during the three months ended June 30, 1999 as compared to the prior year is due to the reduction in interest income on certain high-yield interest-only securities as a result of decreases in the underlying notional balances due to principal prepayments. The decrease in interest income from repurchase agreements and interest bearing deposits is due to lower interest rates and reduced investments in repurchase agreements.


Real Estate. The table presented below sets forth the Company's real property operating results and yields (expressed as a percentage per annum) for the three and six months ended June 30, 1999 and 1998, respectively. The yields are based on the average amount of real property assets for rental income after operating expenses and average debt outstanding for interest expense.

                                                           Three Months ended               Three Months ended
                                                             June 30, 1999                    June 30, 1998
                                                     ------------------------------   ------------------------------
                                                        Amount           Yield           Amount           Yield
                                                     -------------   --------------   -------------   --------------
Real Property Income
Rental income                                           $3,451                             $993
Less operating expenses                                    834                              214
                                                        ------                             ----
Rental income after operating expenses                   2,617            9.68%             779           10.14%
Less interest expense                                      827            7.06%             191            7.31%
                                                        ------                             ----
Real property FFO                                        1,790                              588
Less depreciation                                          791                              242
                                                        ------                             ----
Real property income                                    $  999                             $346
                                                        ======                             ====

                                                            Six months ended                 Six Months ended
                                                             June 30, 1999                    June 30, 1998
                                                     ------------------------------   ------------------------------
                                                        Amount           Yield           Amount           Yield
                                                     -------------   --------------   -------------   --------------
Real Property Income
Rental income                                           $6,994                             $993
Less operating expenses                                  1,601                              214
                                                        ------                             ----
Rental income after operating expenses                   5,393            9.91%             779           10.14%
Less interest expense                                    1,667            7.08%             191            7.31%
                                                        ------                             ----
Real property FFO                                        3,726                              588
Less depreciation                                        1,582                              242
                                                        ------                             ----
Real property income                                    $2,144                             $346
                                                        ======                             ====

The decrease in income yield from 1998 to 1999 is due primarily to foreign currency fluctuations relating to a real property investment in France.

Operating Expenses. Management fees were $1,837 and $3,704 for the three and six months ended June 30, 1999 and $1,365 and $2,565 for the three and six months ended June 30, 1998, respectively. Management fees for the three and six month ended June 30, 1999 included $41 of incentive management fees. The balance of management fees for all periods is comprised solely of the 1% per annum base management fee payable to the Manager for the respective periods (as provided in the Management Agreement). The Company incurred due diligence expenses and professional fees of $1,205 and $1,957 for the three and six months ended June 30, 1999, respectively, compared to $375 and $524 during the respective periods of 1998. The increase in due diligence expenses and professional fees was due to accounting, legal, and investment banking expenses relating to the Company's exploration of various strategic alternatives. Other expenses are comprised of insurance premiums, directors fees, occupancy costs, investor relations expenses and other miscellaneous expenses. The average outstanding borrowings for the three and six months ended June 30, 1999 aggregated $287,606 and $322,176, respectively, with interest expense of $4,653 and $9,753, respectively, and a resulting average interest rate of 6.47% and 6.05%, respectively. The average outstanding borrowings for the three months ended June 30, 1998 aggregated $59,139 with interest expense of $1,034 and a resulting average interest rate of 6.99%. There were no borrowings during the first quarter of 1998.

During the three and six months ended June 30, 1999, operating expenses included a non-cash charge of $1,533 ($0.05 per share) and $4,633 ($0.16 per share), respectively, to increase the allowance for loan losses on mortgage loans primarily to address the increased principal amounts of loans maintained on non-accrual status. Similar charges in the same periods last year were negligible.


Segment Reporting

The Company operates in four principal business segments: small balance mortgage loan pools acquired ("mortgage loan pools"), individual large balance mortgage loans originated or acquired ("large mortgage loans"), real property and securities available-for-sale ("securities"). These segments are managed separately because each requires different levels of resources and involves assets having different risk profiles. Segment performance is measured based on net earnings. The "other" category reflects cash and interest bearing deposits, repurchase agreements and the income derived therefrom as well as other assets and liabilities and all due diligence expenses, professional fees and other expenses.

The following table sets forth the revenues and related net earnings and assets by business segment for the three and six months ended June 30, 1999 and 1998:

                                         Revenues            Net Earnings              Assets
Three Months Ended                  -------------------   -------------------   ---------------------
June 30,                              1999       1998       1999       1998       1999        1998
                                    --------   --------   --------   --------   ---------   ---------
  Mortgage Loan Pools                $ 9,128    $ 9,477   $ 3,640     $7,610     $340,009    $508,470
  Large Mortgage Loans                 5,809        681     4,675        488       84,032      31,160
  Real Property                        3,451        993       725        272      104,282      84,453
  Securities                           1,494      1,611     1,338      1,451       54,553      64,916
  Other                                  531         67    (1,089)      (643)     120,994       6,686
                                     -------    -------   -------     ------     --------    --------
  Total                              $20,413    $12,829   $ 9,289     $9,178     $703,870    $695,685
                                     =======    =======   =======     ======     ========    ========

                                             Revenues                     Net Earnings                     Assets
Six Months Ended                    ---------------------------   ----------------------------   ---------------------------
June 30,                                1999           1998           1999            1998           1999           1998
                                    ------------   ------------   -------------   ------------   ------------   ------------
  Mortgage Loan Pools                 $18,771        $15,386        $ 6,789         $12,848       $340,009       $508,470
  Large Mortgage Loans                  8,278            745          4,922             545         84,032         31,160
  Real Property                         6,994            993          1,598             272        104,282         84,453
  Securities                            3,051          3,065          2,741           2,758         54,553         64,916
  Other                                   893          2,186         (1,966)            603        120,994          6,686
                                      -------        -------        -------         -------       --------       --------
  Total                               $37,987        $22,375        $14,084         $17,026       $703,870       $695,685
                                      =======        =======        =======         =======       ========       ========

Revenues by segment are comprised of interest income for all segments other than real property, which is comprised of lease rental revenues. There are no intersegment revenues or expenses.

The mortgage loan pools segment is represented by several pools of small balance multifamily and commercial loans that the Company acquired from SPB, FMAC and unrelated third parties. Most of these loans are from pools which average approximately $150 to $350 per loan. The loans are concentrated in California and the western and eastern coasts of the United States. These loans are generally serviced by others, previously including SPB and FMAC, and are monitored by the Manager on an oversight basis.

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

Revenues and net earnings related to mortgage loan pools for the three months ended June 30 decreased from 1998 to 1999 by $349 and $3,970, respectively. The decrease in revenues was primarily due to a non-recurring fee received from FMAC that was recognized during the prior year. The decrease in net earnings is due to increased loan loss provision of $523, interest expense of $3,094 and management fees of $4 and decreased interest income of $349.

Revenues related to mortgage loan pools for the six months ended June 30, 1999 increased from 1998 by $3,385. The increase in revenues was due to the Company's investment in mortgage loan pools during 1998. The average balance of mortgage loans increased from 1998 to 1999 by approximately $90,000. Net earnings related to mortgage loan pools for the six months ended June 30 decreased from 1998 to 1999 by $6,059. The decrease in net earnings is due to increased loan loss provision of $1,618, interest expense of $7,346 and management fees of $480 offset by increased interest income of $3,385.

Revenues and net earnings related to large mortgage loans for the three months ended June 30 increased from 1998 to 1999 by $5,128 and $4,187, respectively. Revenues and net earnings related to large mortgage loans for the six months ended June 30 increased from 1998 to 1999 by $7,533 and $4,350, respectively. The change was due to the recognition of $4,000 in fees from the termination of a loan commitment during the three months ended June 30, 1999 and the Company's investment in additional loans. Large mortgage loans increased from 1998 to 1999 by $52,218.

Revenues and net earnings related to real property for the three months ended June 30 increased from 1998 to 1999 by $2,458 and $453, respectively. Revenues and net earnings related to real property for the six months ended June 30 increased from 1998 to 1999 by $6,001 and $1,326, respectively. The change was due to the Company making it's initial investment in real property during the three months ended June 30, 1998. The Company did not have any such investments during the three months ended March 31, 1998.

Revenues related to other assets for the three months ended June 30 increased from 1998 to 1999 by $464 as a result of higher average cash balances during the three months ended June 30, 1999. The decrease in net earnings of $445 for the comparable period is primarily due to increased diligence expenses and professional fees of $843.

Revenues and net earnings related to other assets for the six months ended June 30 decreased from 1998 to 1999 by $1,293 and $2,568, respectively. The decrease in revenues is primarily due to high cash and interest bearing deposit balances during the six months ended June 30, 1998 prior to the investment of the Company's cash in mortgage loans and real estate. The average balance of cash and interest bearing deposits for the six months ended June 30, 1999 and June 30, 1998 was $39,910 and $79,139, respectively. The decrease in net earnings is primarily due to decreased revenues as well as an increase in diligence expenses and professional fees of $1,433.


Balance Sheet Changes

General. During the six months ended June 30, 1999, total assets decreased by $53,304. The decrease for the six months ended June 30, 1999 was comprised of $139,017 of mortgage loans and accrued interest, $3,118 of securities available-for-sale, $3,381 of real property, and $1,006 of other assets offset by an increase in cash and interest bearing deposits of $25,028 and repurchase agreements of $68,190. The decline in mortgage loans was due primarily to sales and principal reductions.

Total liabilities decreased by $47,597 during the six months ended June 30, 1999. The decrease for the six months ended June 30, 1999 was comprised of (i) payoff of the secured warehouse facility of $279,000 (ii) payoff of the secured bank loan of $3,557, (iii) paydown of borrowings under collateralized mortgage obligations of $10,526, (iv) paydown of and unrealized exchange gains related to mortgage loans secured by real property of $1,582 and (v) decreases in declared but unpaid dividends of $855, interest payable of $912, and various other payables of $250, offset by (vi) new borrowings under collateralized mortgage obligations of $249,085.

The Company's mortgage loan investment additions during the six months ended June 30, 1999 consisted of a partial funding of a large mortgage loan to an unrelated party of $2,955. The loan was secured by property located in London, England. During the three months ended June 30, 1999, this loan was repaid and the Company received a $4 million termination fee ($1.5 million of which is in the form of a note) which was recognized as income.

The Board of Directors of the Company authorized the repurchase of up to 12,000,000 shares of the Company's common stock pursuant to three separate authorizations during 1998. As of June 30, 1999, the Company had repurchased 6,000,000 shares at a total cost of $56,338.

On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250,000 face amount of CMO bonds. The bonds are primarily floating interest rate bonds and are collateralized by approximately $282,000 of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan. On April 27, 1999, the Company entered into a new $300 million warehouse line of credit agreement with an affiliate of Prudential Securities Incorporated. On June 30, 1999, this new warehouse line of credit agreement was terminated by the Company. The Company believes that it has adequate sources of liquidity to maintain its current business.

At June 30, 1999, the Company had outstanding borrowings of $285,332 and stockholders' equity of $403,102 resulting in a 0.71 to 1.0 debt to equity ratio and a 41.4% debt to total capitalization ratio.

Cash and interest bearing deposits. At June 30, 1999, the Company's total cash and interest bearing deposits aggregated $48,426, an increase of $25,028 from December 31, 1998.

Repurchase agreements. The Company held repurchase agreements of $68,190 at June 30, 1999. There were no such balances at December 31, 1998. The Company earned interest income of $531 and $893 respectively, during the three and six months ended June 30, 1999 from its investments in interest bearing deposits and repurchase agreements. Of such income, $419 and $490, respectively, was derived from investments in repurchase agreements.

Securities available-for-sale. The decrease in securities available-for-sale of $3,118 during the six months ended June 30, 1999 is due to unrealized losses (included in comprehensive income) of $2,188 and interest payments of $3,981 offset by discount amortization of $3,051. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates and the subordinated notes were obtained from an FMAC asset-backed securitization.

The following table sets forth delinquency, loss and prepayment data for the mortgage loans underlying the Company's CMBS investments as of and for the periods ended June 30, 1999 and December 31, 1998:

                                                              June 30,            December 31,
                                                                1999                 1998
                                                              --------             --------
 CMBS investments                                             $ 44,091             $ 46,678

 Mortgage Loans:
 Original principal balance                                    480,023              480,023
 Principal balance                                             302,447              349,447
 Delinquent principal balance                                    7,828               10,722
 Delinquent balance percent                                          3%                   3%
 Prepayments year to date                                       45,012               81,511
 Prepayments for quarter                                        25,666               22,132
 Losses year to date                                               292                  845

Mortgage loans. At June 30, 1999, 10 loans in the aggregate principal amount of $14,878 were maintained on non-accrual status and considered impaired as compared to 38 loans in the amount of $5,745 at December 31, 1998. The increase in mortgage loans maintained on non-accrual status is primarily due to a loan facility comprised of six loans to one borrower which recently became over 90 days past due and is in default. Approximately $262 and $587 of previously accrued interest income was reversed for the three and six months ended June 30, 1999. Additions to the allowance for loan losses aggregated $1,533 and $4,633 for the three and six months ended June 30, 1999, respectively. The ratio of the allowance for loan losses to non-accrual loans was 0.66 to 1 at June 30, 1999 as compared to 1.38 to 1 at December 31, 1998. The allowance for loan losses represented 2.36% and 1.45% of the total principal balance of the Company's mortgage loans at June 30, 1999 and December 31, 1998, respectively.

The Company's mortgage loans were primarily acquired from entities affiliated with the Manager, a wholly-owned subsidiary of Imperial Credit. The principal balance of mortgage loans at June 30, 1999 included $292,157 acquired from SPB and FMAC and $129,154 acquired from unrelated third parties or originated by the Company. At December 31, 1998, $407,978 principal balance of mortgage loans had been acquired from SPB and FMAC and $144,924 principal balance had been acquired from unrelated third parties.

The decrease in mortgage loans during the six months ended June 30, 1999 is attributable to sales and principal repayments of $136,265, amortization of premium and deferred loan fees of $458, increase in deferred loan fees of $360, and provision for loan losses of $4,633, offset by new mortgage loans of $3,155 and charge offs of $2,710.

Borrowings under collateralized mortgage obligations On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250 million of CMO bonds. The bonds are primarily floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit with Morgan. The bonds are collateralized by approximately $282 million of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan. At June 30, 1999, the balance due, net of discounts, under the CMO bonds was $238,559.

Mortgage loans secured by real property. As of June 30, 1999, mortgage loans secured by real property were $46,773. These loans are secured by the Company's shopping centers in Oceanside, CA and Palos Verdes, CA and an office building in a suburb of Paris, France with an aggregate cost of $66,509, bear interest at effective rates ranging from 4.5% to 7.85% and have final maturity dates ranging from 2012 to 2027.

Stockholders' equity. Stockholders' equity decreased by $5,707 during the six months ended June 30, 1999 to $403,102. The decrease was attributable to dividends in excess of earnings of $3,016 and a decrease in unrealized gains on securities available-for-sale of $2,188 and foreign exchange loss of $503 (both included in accumulated other comprehensive income).

Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including cash required to pay dividends, repay borrowings and meet other general business needs. The Company's primary sources of funds for liquidity consist of cash on hand and principal payments and repayments at maturity on loans and securities. Management believes these sources of liquidity are sufficient to enable the Company to meet its obligations during 1999.

The Company's operating activities provided cash of $18,187 during the six months ended June 30, 1999. During the six month period, cash resources from operating activities were provided primarily by net earnings.

The Company's investing activities provided cash totaling $137,204 during the six months ended June 30, 1999. During this period, cash flows from investing activities were primarily provided by sales of and principal reductions on mortgage loans.

The Company's financing activities used $62,173 in cash during the six months ended June 30, 1999 after payment of dividends related to 1998 and repayment of the Company's warehouse line of credit with Morgan.

On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250,000 face amount of CMO bonds. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan.

The Company had a reverse repurchase line of credit for $25,000 with Merrill Lynch Mortgage Capital Inc. that matured on March 31, 1999. The Company had no outstanding balance thereunder at maturity and the line of credit has not been renewed.

The Company has no available borrowing facilities and has no outstanding commitments to fund acquisitions or investments other than a $2.2 million unfunded portion of a loan arrangement to an existing borrower.

The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of 5.99%. During the three months ended June 30, 1999, the Company paid monthly interest on the notional balance at the fixed rate of 5.99%, which ranged from approximately $295 to $348 per month, and collected monthly interest at annual rates ranging from 4.90% to 4.94%, or about $244 to $291 per month. The net cost of the swap ranged from $50 to $57 per month and is included in interest expense in the Company's operating results. Such net expense was $157 and $305 for the three and six months ended June 30, 1999, respectively. As of June 30, 1999, the approximate net present asset value of this swap was $451 and the notional balance was $61,855. There can be no assurance that this swap can adequately limit the Company's exposure to interest rate risk.


Funds From Operations ("FFO")

In general, FFO adjusts net earnings by adding back non-cash charges such as depreciation, certain amortization expenses and most non-recurring gains and losses. The Company generally considers FFO an appropriate supplementary measure of operating performance of a REIT because that measure does not recognize as an operating expense (i) compensation expense related to stock options issued to the Manager and its employees and (ii) depreciation of real property, which management believes is not meaningful in the evaluation of income-producing real property, that historically has not declined in value. While operating charges for depreciation and amortization, stock option compensation expense and non-recurring gains and losses are valid and significant components for determining operating results in accordance with generally accepted accounting principles ("GAAP") and while the Company's financial condition, results of operations and cash flows determined under GAAP are the primary measurement tools for understanding and assessing the Company's financial performance, the consideration of FFO as a supplement to these primary tools provides investors with an additional means to assess the ability of a REIT to meet dividend requirements, fund commitments, fund capital expenditure needs and meet debt service requirements. However, the Company's computation of FFO may not be comparable to other similarly titled measures of other companies and FFO should not be construed as an alternative to operating results or cash flows determined pursuant to GAAP. The Company's increase or decrease in FFO should be considered in conjunction with trends in the Company's primary measurement tools as well as dividends, debt incurred, new investments or acquisitions, capital expenditures and other factors.

In 1995, the National Association of Real Estate Investment Trusts ("NAREIT") established new guidelines clarifying its definition of FFO and requested that REITs adopt this new definition beginning in 1996. The Company computes FFO in accordance with the definition recommended by NAREIT.

For the three and six months ended June 30, 1999, the Company's FFO was $10,080 ($0.35 per share) and $15,666 ($0.55 per share), respectively. FFO was $9,420 ($0.27 per share) and $17,268 ($0.50 per share) for the comparable periods of the prior year. The following table provides the calculation of the Company's FFO.

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                          ---------------------------              -------------------------
                                                           1999                 1998               1999                1998
                                                           ----                 ----               ----                ----
  Net earnings                                            $ 9,289              $9,178             $14,084             $17,026
  Add:  Depreciation of real property                         791                 242               1,582                 242
                                                          -------              ------             -------             -------
  FFO                                                     $10,080              $9,420             $15,666             $17,268
                                                          =======              ======             =======             =======


Market Conditions

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

State of Readiness

Since the Company's computer systems are new and are based on networked personal computers, management does not believe that Y2K compliance will present any material problems for the Company's internal computer systems. The Company is, however, currently evaluating the risks of Y2K issues for companies which are now servicing the Company's mortgage loan portfolios, companies that provide property management services for the Company's real property and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company is in the process of contacting all of its major service providers and third party vendors regarding the state of their Y2K readiness. The Company believes that its present mortgage loan servicers and property managers are Y2K compliant. The Company is also in the process of identifying and evaluating individual borrowers or tenants whose Y2K compliance failure could materially impact the Company. The Company plans to complete this process before year end.

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

Contingency Plans

The Company currently does not have a contingency plan in place. Once the Company completes evaluation of responses from its major service providers and third party vendors, it will consider development of contingency plans. The Company plans to have contingency plans in place prior to year end.

There can be no assurance that the impact of any failure of the Company or its borrowers, tenants, service providers or any third party vendors to be Y2K compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.

FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE AVAILABLILITY OF AND COSTS ASSOCIATED WITH SOURCES OF FINANCING AND LIQUIDITY, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, AND THE OTHER RISKS DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, FILED WITH THE SEC, PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K AND ANY AMENDMENTS WITH RESPECT THERETO FILED WITH THE SEC AND OTHER FILINGS MADE BY THE COMPANY WITH THE SEC. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250,000 face amount of CMO bonds. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan.

Almost all of the CMO bonds issued by the Company as well as borrowings under the former warehouse line of credit have or had variable rates of interest tied to the LIBOR index (generally one-month LIBOR). CMO bonds are a permanent source of funds with set maturities over several years while warehouse lines of credit are temporary sources of funds with maturities generally set at less than one year.

The Company is subject to exposure from fluctuations in interest rates on the collateralized mortgage obligations. In addition, adverse changes in interest rates could negatively impact (a) the value of the Company's portfolio of mortgage loans and investments in CMBS securities, (b) the levels of interest income to be derived from these assets and (c) the cost of borrowing under permanent (i.e., borrowings obtained through a securitization) or interim (i.e., borrowings obtained under warehouse lines or other short-term facilities) financing that may be obtained in the future. Adverse changes in interest rates in this context refers to (a) decreases in indices that are a basis for calculating interest on the Company's mortgage loans without corresponding decreases in indices that are a basis for calculating interest on the Company's borrowings as well as (b) increases in indices that are a basis for calculating interest on the Company's borrowings without corresponding increases in indices that are a basis for calculating interest on the Company's mortgage loans.

As noted above, the Company is subject to interest rate risk. The Company's mortgage loans that have been pledged as security for the collateralized mortgage obligations include adjustable rate and fixed rate loans. The adjustable rate loans generally are subject to semi-annual interest rate adjustment based on changes in the underlying indices. While most of the adjustable rate loans are based on the six-month LIBOR index, others are based on the one-year constant maturity treasury and prime rates. The Company's adjustable rate CMO borrowings are based on the one-month LIBOR index and are subject to monthly interest rate adjustment. Thus, most of the Company's pledged assets and all of the Company's adjustable rate CMO bond borrowings are subject to interest rate adjustment based on LIBOR indices. The primary lack of interest rate correlation between the Company's pledged assets and related borrowings is due to the amount of fixed rate mortgage loans pledged as security for the CMO bonds. In order to manage this exposure, the Company has entered into an interest rate swap agreement described below.

The Company's interest rate swap provides for the collection of interest based on one-month LIBOR and the payment of interest based on a fixed interest rate of approximately 5.99%. The interest payments are computed on a notional balance of $61,855 at June 30, 1999, which declines thereafter over a period of less than nine years. There can be no assurance that the swap can adequately limit the Company's exposure to interest rate risk on borrowings.

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

Interest rates during the first quarter of 1999 have generally been relatively stable, and generally have increased during the second quarter of 1999. While significant swings in interest rates are not expected over the near term, it is impossible to predict with certainty what interest rate levels will be in the future.

The Company's financial instruments as of June 30, 1999 are comprised of mortgage loans, securities available-for-sale, all outstanding borrowings and an interest rate swap arrangement. The Company believes that the carrying amount of its mortgage loans, securities available-for-sale and outstanding borrowings are a reasonable approximation of the estimated fair value of such financial instruments as of June 30, 1999. Management believes that the estimated net present asset value of the swap arrangement was $451 as of June 30, 1999. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the estimates were made as of June 30, 1999 and, therefore, current estimates of fair value may differ significantly from the estimates noted above.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company, its directors and Imperial Credit have been named as defendants in a putative class action lawsuit filed on July 22, 1999, by Riviera-Enid, a Florida limited partnership, in the Superior Court of the State of California for Los Angeles County, California, docket No. BC213902. The complaint alleges that the proposed merger of the Company and Imperial Credit constitutes a breach of fiduciary duty by the defendants, that the merger price is unfair to stockholders, that the merger price is less than the liquidation value of the Company's assets and that the termination fee to the Manager is excessive. The complaint also alleges that certain of the directors have conflicts of interest because of their affiliation with Imperial Credit and that the merger will benefit Imperial Credit at the expense of the Company's other stockholders.

The complaint seeks certification of a class of all stockholders of the Company whose stock will be acquired in connection with the merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief. The Company believes the material allegations of the complaint are without merit.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On June 18, 1999, the Company held its Annual Meeting of Stockholders at which the members of the Board of Directors were elected to serve for the ensuing year and the appointment of KPMG LLP as the independent accountants of the Company for 1999 was ratified. The members of the Board of Directors so elected were H. Wayne Snavely, Chairman, Kevin E. Villani, Vice Chairman, Mark S. Karlan, President and Chief Executive Officer, Patric H. Hendershott, Joseph A. Jaconi, Jr., Louis H. Masotti and Kenneth A. Munkacy. Over 97% of the votes cast at the meeting were voted in favor of each of the directors and KPMG LLP. Over 88% of the outstanding shares were voted at the meeting and constituted a quorum.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1*  - Merger Agreement, dated as of July 22, 1999, by and among
                 Imperial Credit, ICCMIC Acquisition Corp., a wholly-owned subsidiary of Imperial Credit, and the Company.
Exhibit 10.2** - Amendment, dated as of July 22, 1999, to the Rights Agreement, dated as of September 21, 1998, between the Company and U.S. Stock Transfer Corporation, as Rights Agent.
Exhibit 27     - Financial Data Schedule

-----------------------------
* Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 1999.
**  Incorporated by reference to the Company's Form 8-A/A filed on July 29,
    1999.

(b)  Reports on Form 8-K

A Form 8-K was filed with the Commission on April 30, 1999 with the Company's press release announcing a new $300 million warehouse line of credit agreement.

A Form 8-K was filed with the Commission on May 13, 1999 with the Company's press release covering earnings for the period ended March 31, 1999.

A Form 8-K was filed with the Commission on June 22, 1999 with the Company's press release covering the dividend declared for the quarter ended June 30, 1999.

A Form 8-K was filed with the Commission on July 7, 1999 announcing that the Company terminated its new $300 million warehouse line and resold certain mortgage loans to affiliates.

A Form 8-K was filed with the Commission on July 23, 1999 announcing that the Company and Imperial Credit entered into a definitive merger agreement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Credit Commercial Mortgage Investment Corp.

Date: August 16, 1999

/s/ Mark S. Karlan
------------------
Mark S. Karlan, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Meltzer
-------------------
Michael Meltzer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit Number              Description
--------------        -----------------------
      27              Financial Data Schedule
      --------------------------------------------------------------------------