Form 10-Q
period 1999-09-30
IMPERIAL CREDIT COMMERCIAL MORTGAGE INVESTMENT CORP
filed 1999-11-15
CIK 1042824

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999

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

Common stock, $0.0001 par value - 28,500,000 shares as of October 31, 1999

              Imperial Credit Commercial Mortgage Investment Corp.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                                                Page
                                                                                                              ----
Item 1.  Interim Financial Statements

Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998                                      3

Consolidated Statements of Earnings for the three and nine months ended September 30, 1999 and                  4
September 30, 1998

Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30,            5
1998

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the nine                 6
months ended September 30, 1999

Notes to Consolidated Financial Statements                                                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                 13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                            22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     24

Item 2.  Changes in Securities and Use of Proceeds                                                             24

Item 3.  Defaults Upon Senior Securities                                                                       25

Item 4.  Submission of Matters to a Vote of Security Holders                                                   25

Item 5.  Other Information                                                                                     25

Item 6.  Exhibits and Reports on Form 8-K                                                                      25

Signatures                                                                                                     26

             Imperial Credit Commercial Mortgage Investment Corp.
                          Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                          September 30,       December 31,
                                                                                              1999                1998
                                                                                        -----------------   -----------------
Assets
Cash and interest bearing deposits                                                              $ 62,125            $ 23,398
Repurchase agreements                                                                             67,479                   -
Mortgage loans collateralizing debt obligations, net of allowance for loan losses of
 $4,792                                                                                          273,678                   -
Mortgage loans, net of allowance for loan losses of $5,158 and $8,027, respectively              118,671             556,648
Real property, net of accumulated depreciation of $4,154 and $1,755, respectively                104,450             107,663
Securities available-for-sale, at estimated fair value                                            54,539              57,671
Accrued interest receivable                                                                        2,718               6,410
Other assets                                                                                       4,080               5,384
                                                                                            --------------------------------
          Total Assets                                                                          $687,740            $757,174
                                                                                            =================================

Liabilities and Stockholders' Equity
Liabilities:
Dividends payable                                                                               $  6,270            $  9,405
Borrowings under collateralized mortgage obligations                                             225,420                   -
Borrowings under secured warehouse facility                                                            -             279,000
Borrowings under secured bank loan                                                                     -               3,557
Mortgage loans secured by real property                                                           47,073              48,575
Accrued expenses, payables and other liabilities, including amounts due to
 affiliates of $1,758 and $2,082, respectively                                                     6,507               7,828
                                                                                            --------------------------------
     Total Liabilities                                                                           285,270             348,365
                                                                                            --------------------------------

Stockholders' Equity:
Common stock, par value $0.0001 per share. Authorized 500,000,000 shares, 28,500,000
 shares issued and outstanding                                                                         3                   3
Additional paid-in capital                                                                       425,615             425,615
Accumulated other comprehensive income (loss)                                                     (2,243)                221
Accrued dividends in excess of earnings                                                          (20,905)            (17,030)
                                                                                            --------------------------------
     Total Stockholders' Equity                                                                  402,470             408,809
                                                                                            --------------------------------
          Total Liabilities and Stockholders' Equity                                            $687,740            $757,174
                                                                                            ================================

See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
                      Consolidated Statements of Earnings
 For the three and nine months ended September 30, 1999 and September 30, 1998
       (Dollars in thousands, except share and earnings per share data)
                                  (Unaudited)

                                                             Three Months Ended             Nine months Ended
                                                                September 30,                 September 30,
                                                         ---------------------------   ---------------------------
                                                             1999           1998           1999           1998
                                                         ------------   ------------   ------------   ------------
Income
Mortgage loans                                           $     8,527    $    12,223    $    35,576    $    28,354
Securities available-for-sale                                  1,621          1,566          4,672          4,631
Repurchase agreements and interest bearing deposits            1,525             98          2,418          2,284
                                                         --------------------------------------------------------
     Total Interest Income                                    11,673         13,887         42,666         35,269
Real property rental income                                    3,485          3,274         10,479          4,266
                                                         --------------------------------------------------------
     Total Income                                             15,158         17,161         53,145         39,535
                                                         --------------------------------------------------------

Operating Expenses
Management fees                                                1,781          1,818          5,485          4,383
Interest expense                                               4,585          4,441         14,338          5,475
Provision for loan losses                                          -          3,200          4,633          3,300
Write-down of securities available-for-sale                        -          3,233              -          3,233
Depreciation of real property                                    790            720          2,372            962
Real property operating expenses                                 783            800          2,384          1,014
Due diligence expenses and professional fees                   1,563            343          3,520            866
Other                                                            245            428            918          1,098
                                                         --------------------------------------------------------
     Total Expenses                                            9,747         14,983         33,650         20,331
                                                         --------------------------------------------------------

Net Earnings                                                   5,411          2,178         19,495         19,204
Dividends ($0.22, $0.33, $0.82, and $0.85 per share,
 respectively)                                                 6,270          9,603         23,370         27,543
                                                         --------------------------------------------------------
Accrued dividends in excess of earnings                  $      (859)   $    (7,425)   $    (3,875)   $    (8,339)
                                                         ========================================================

Earnings per share
Basic                                                    $      0.19    $      0.07    $      0.68    $      0.57
Diluted                                                         0.19           0.07           0.68           0.57

Weighted average common shares outstanding
Basic                                                     28,500,000     32,703,188     28,500,000     33,901,063
Effect of dilutive stock options                             150,220              -         89,699         23,389
                                                         --------------------------------------------------------
Diluted                                                   28,650,220     32,703,188     28,589,699     33,924,452
                                                         ========================================================


See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
                     Consolidated Statements of Cash Flows
      For the nine months ended September 30, 1999 and September 30, 1998
                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                 Nine months Ended
                                                                                                   September 30,
                                                                                           ------------------------------
                                                                                              1999                1998
                                                                                           ---------           ----------
Cash Flows from Operating Activities
Net earnings                                                                               $  19,495           $  19,204
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization                                                                  2,463               1,034
Amortization of premium (net of unearned fees) on mortgage loans                               1,346               1,177
Amortization of discount on securities available-for-sale                                     (4,673)             (4,631)
Provision for loan losses, net of charge-offs related to sales                                 1,923               3,300
Write-down of securities available-for-sale                                                        -               3,233
Net change in:
Accrued interest receivable                                                                    3,692              (3,889)
Other assets                                                                                   1,168              (4,359)
Other liabilities                                                                             (1,299)             (3,618)
                                                                                           ---------           ---------
Total Cash Provided by Operating Activities                                                   24,115              11,451
                                                                                           ---------           ---------

Cash Flows from Investing Activities
Purchases of securities available-for-sale                                                         -              (6,096)
Payments received on securities available-for-sale                                             5,725               6,906
Purchases and originations of mortgage loans, net of fees                                     (3,095)           (377,308)
Principal reductions on and sales of mortgage loans                                          164,125              64,920
Purchase of real property and improvements, net of mortgage loans assumed                       (699)            (73,486)
                                                                                           ---------           ---------
Total Cash Provided by (Used for) Investing Activities                                       166,056            (385,064)
                                                                                           ---------           ---------

Cash Flows from Financing Activities
Dividends paid                                                                               (26,505)            (22,425)
Cash borrowings under collateralized mortgage obligations                                    249,085                   -
Repayment of collateralized mortgage obligations                                             (23,665)                  -
Cash borrowings under repurchase facility                                                          -              12,400
Borrowings under (repayment of) secured warehouse facility                                  (279,000)            275,000
Cash borrowings under (repayment of) secured bank loan                                        (3,557)              3,348
Cash borrowings under (principal repayments on) mortgage loans secured by real property         (323)             13,253
Common stock repurchased                                                                           -             (51,896)
                                                                                           ---------           ---------
Total Cash Provided by (Used for) Financing Activities                                       (83,965)            229,680
                                                                                           ---------           ---------

Net increase (decrease) in cash and cash equivalents                                         106,206            (143,933)

Cash and cash equivalents at beginning of period                                              23,398             160,613
                                                                                           ---------           ---------

Cash and cash equivalents at end of period                                                 $ 129,604           $  16,680
                                                                                           =========           =========

Supplemental Disclosure of Cash Flow Activities
Mortgage loans assumed upon real property purchases                                        $       -           $  34,580
                                                                                           =========           =========
Cash paid for interest                                                                     $  14,157           $   4,476
                                                                                           =========           =========

See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
  Consolidated Statement of Changes in Stockholders' Equity and Comprehensive
                                    Income
                 For the nine months ended September 30, 1999
                   (Dollars in thousands, except share data)
                                  (Unaudited)

                                                                                                                         Total
                                        Number of                                 Accumulated         Accrued         Stockholders'
                                         Common                  Additional          Other           Dividends         Equity and
                                         Shares       Common      Paid-In        Comprehensive       In Excess        Comprehensive
                                       Outstanding    Stock       Capital        Income (Loss)      Of Earnings          Income
                                       -----------    -----       -------        -------------      -----------          ------
Balance at beginning of period          28,500,000      $3        $425,615          $   221          $(17,030)          $408,809
                                                                                                                        --------

Net earnings                                                                                           19,495             19,495

Change in unrealized loss on
 securities available-for-sale                                                       (2,083)                              (2,083)

Foreign exchange loss                                                                  (381)                                (381)
                                                                                                                        --------
Comprehensive income                                                                                                      17,031
                                                                                                                        --------

Dividends declared ($0.82 per share)                                                                  (23,370)           (23,370)
                                        ----------------------------------------------------------------------------------------
Balance at end of period                28,500,000      $3        $425,615          $(2,243)         $(20,905)          $402,470
                                        ========================================================================================

See accompanying notes to consolidated financial statements.

             Imperial Credit Commercial Mortgage Investment Corp.
                  Notes to Consolidated Financial Statements
          (Dollars in thousands, except share and per share amounts)

1.  Organization and Definitive Merger Agreement

Imperial Credit Commercial Mortgage Investment Corp. (the "Company") was incorporated in Maryland on July 31, 1997 and was initially capitalized on that date through the sale of 100 shares of its Common Stock, par value $0.0001 per share (the "Common Stock"), for $2. On October 22, 1997, the Company commenced its operations and consummated an initial public offering of 34,500,000 shares of its Common Stock, with gross proceeds of $513,857 and net proceeds to the Company of $479,309 after discounts and costs. The Company invests primarily in mortgage loans, real property and interests in commercial mortgage-backed securities ("CMBS"). The majority of the Company's mortgage loans and all of the Company's interests in CMBS were acquired from Imperial Credit Industries, Inc. ("Imperial Credit") and its affiliates. The Company operates so as to qualify as a real estate investment trust ("REIT") under the requirements of the Internal Revenue Code of 1986, as amended (the "Code").

In 1997, the Company entered into a management agreement (the "Management Agreement") with Imperial Credit Commercial Asset Management Corp. (the "Manager"), a wholly-owned subsidiary of Imperial Credit, under which the Manager advised the Company on various aspects of its business and managed its day-to-day operations, subject to the supervision of the Board of Directors of the Company. The Management Agreement expired on October 22, 1999 (see Note 8). Imperial Credit currently owns 2,570,000 shares (9.0%) of the Company's outstanding common stock (2,690,053 shares or 9.4% including certain affiliates of Imperial Credit). Pursuant to the Management Agreement, the Manager was entitled to receive a base management fee of 1% per annum of the first $1 billion of average invested assets, 0.75% of the next $250 million of average invested assets and 0.5% of average invested assets above $1.25 billion, payable quarterly. In addition, the Manager was entitled to a quarterly incentive fee generally based on 25% of Funds From Operations, as adjusted, in excess of certain defined levels of return, as fully set forth in the Management Agreement. Except for the quarter ended June 30, 1999, when an incentive fee of $41 was earned, only base management fees have been earned.

On July 22, 1999, the Company and Imperial Credit entered into a definitive merger agreement (the "Merger Agreement") under which Imperial Credit effectively will acquire all of the outstanding shares of the Company (other than shares already owned by Imperial Credit and its subsidiaries) for a cash purchase price of $11.50 per share, subject to increase under certain circumstances. That purchase price reflects a 16.5% premium to the Company's closing price of $9.875 on May 12, 1999, the day before Imperial Credit publicly announced its initial proposal to acquire the Company. Completion of the merger is conditioned on, among other things, the approval of the holders of at least a majority of the outstanding shares of the Company's common stock held by holders other than Imperial Credit and certain of its affiliates.

The Merger Agreement provides for the prompt appraisal of the amount of the termination fee payable by the Company under the Management Agreement with the Manager. Imperial Credit agreed to increase the merger consideration payable to holders of Company shares (other than Imperial Credit and its subsidiaries) by the amount, if any, by which $35 million exceeds the appraised value. The appraised value is $33 million and accordingly the merger consideration has been increased by $2 million to approximately $11.57 per share. If the merger transaction between the Company and Imperial Credit is completed, Imperial Credit will not receive any payment from the Company as a result of the termination of the Management Agreement. If the Merger Agreement is terminated, the Manager has agreed to accept the lesser of $35 million and the appraised value of the termination fee (valued at $33 million) as payment in full of the termination fee. See Note 8 for further information regarding completion of the appraisal process, increase in the merger consideration and expiration of the Management Agreement.

The Merger Agreement contemplated that the Company would, during the 60 days following the appointment of the appraisal firms that are engaged to appraise the Management Agreement, solicit and explore alternative transactions which would provide its stockholders with a more favorable alternative to the Imperial Credit merger. During this 60-day market check period, and thereafter, the Company may terminate the Merger Agreement in favor of a superior proposal. In the event of such a termination, the Company will be obligated to reimburse Imperial Credit for certain of its expenses incurred in connection with the proposed merger, not to exceed $2 million. See Note 8 for further information regarding expiration of the 60-day market check period.

Unless the Merger Agreement is terminated for a superior proposal, the transaction is expected to be completed during the first quarter of 2000. Prudential Securities Incorporated is serving as financial advisor to a special committee of the Company's Board of Directors, comprised of the Company's four independent directors, initially formed to evaluate Imperial Credit's unsolicited offer.

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

In management's opinion, the accompanying unaudited consolidated financial statements of the Company and its subsidiaries contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the consolidated financial position of the Company and subsidiaries at September 30, 1999 and their results of operations and cash flows for the three and/or nine month periods ended September 30, 1999 and September 30, 1998. These unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") for interim financial statements and accordingly are not as comprehensive as annual financial statements prepared in accordance with generally accepted accounting principles. Various information and note disclosure normally included in such annual financial statements have been condensed or omitted. While management believes that the disclosures presented herein are adequate to make the information not misleading, users are advised to read the accompanying unaudited interim financial statements in conjunction with the audited consolidated financial statements and notes included in the Company's 1998 annual report on Form 10-K filed with the SEC, as amended. Operating results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 1999.

3.  Comprehensive Income

The change in unrealized gain (loss) on securities available-for-sale and foreign exchange gain (loss) has been included in comprehensive income and disclosed in the Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income for the nine months ended September 30, 1999. Comprehensive income for the nine months ended September 30, 1998 aggregated $19,651 and was comprised of net income of $19,204, unrealized gain on securities available-for-sale of $165 and foreign exchange gain of $282. Comprehensive income for the three months ended September 30, 1999 and 1998 aggregated $5,638 and $2,146 and was comprised of net income of $5,411 and $2,178, unrealized gain (loss) on securities available-for-sale of $105 and $(314) and foreign exchange gain of $122 and $282, respectively.

4.  Securities Available-For-Sale

At September 30, 1999, the Company's securities available-for-sale consisted of certain CMBS interests including subordinated classes and interest only classes collateralized by commercial mortgages, certain subordinated asset-backed notes issued by Franchise Mortgage Acceptance Company ("FMAC", an affiliate of Imperial Credit until November 1, 1999) and shares of a private equity REIT. In general, subordinated classes and interest only classes of a particular series of securities bear all losses prior to the related senior classes. Such securities and other investments may subject the Company to credit, interest rate and/or prepayment risks.

The amortized cost and estimated fair value of securities available-for-sale are summarized as follows:

                 Balance at September 30, 1999                                  Gross        Gross      Estimated
                 -----------------------------                    Amortized   Unrealized   Unrealized     Fair
Security Description                                                Cost         Gain         Loss        Value
--------------------                                              ---------   ----------   ----------   ---------
CMBS interests:
Non-investment grade rated subordinated interests                   $35,343         $  -       $2,005     $33,338
Investment grade rated senior interest only interests                 2,708          130            -       2,838
Non-investment grade rated subordinated interest only interests       2,034           77            -       2,111
Non-rated subordinated interest only interests                        1,307            -          102       1,205
Other non-rated subordinated interests                                4,093          418            -       4,511
                                                                  -----------------------------------------------
     Total CMBS interests                                            45,485          625        2,107      44,003
Non-investment grade rated subordinated notes                         6,175            -          639       5,536
Private equity REIT                                                   5,000            -            -       5,000
                                                                  -----------------------------------------------
Total                                                               $56,660         $625       $2,746     $54,539
                                                                  ===============================================

                 Balance at December 31, 1998                                   Gross        Gross      Estimated
                 ----------------------------                     Amortized   Unrealized   Unrealized     Fair
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

The unamortized discount on investment securities available-for-sale was $28,695 and $29,317 at September 30, 1999 and December 31, 1998, respectively. There were no sales of securities available-for-sale during the nine-month period ended September 30, 1999.

5.  Mortgage Loans

Mortgage loans held for investment include various types of adjustable-rate and fixed-rate loans secured by mortgages on commercial and multifamily real properties.

As of September 30, 1999 and December 31, 1998, the Company's mortgage loan portfolio consisted of the following:

                                                    As of September 30, 1999           As of December 31, 1998
                                                    ------------------------           ------------------------
                                                    Number            Amount           Number            Amount
                                                    ------          --------           ------          --------
Multifamily loans                                      705          $198,193              968          $270,170
Commercial loans                                       245           177,559              374           264,732
Construction loan participation                          1            18,000                1            18,000
                                                    -----------------------------------------------------------
  Total principal                                      951           393,752            1,343           552,902
                                                    ======                             ======
Unamortized premium                                                   10,333                             14,344
Unearned loan fees                                                    (1,786)                            (2,571)
Allowance for loan losses                                             (9,950)                            (8,027)
                                                                    --------                           --------
Net carrying amount                                                 $392,349                           $556,648
                                                                    ========                           ========

The Company has acquired mortgage loan pools from affiliated entities, including SPB and FMAC. During the three months ended September 30, 1999, SPB and FMAC reacquired $5,396 and $3,900, respectively, principal balance of mortgage loans that the Company previously acquired from SPB and FMAC without any gain or loss to the Company. As of September 30, 1999 and December 31, 1998, the Company's mortgage loan portfolio acquired from affiliates consisted of the following:

                                                    As of September 30, 1999           As of December 31, 1998
                                                    ------------------------          ------------------------
                                                    Number           Amount           Number           Amount
                                                    ------          --------          -------         --------
Principal balance of SPB loans                         747          $269,425             985          $353,477
Principal balance of FMAC loans                          0                 -              55            54,501
                                                    ----------------------------------------------------------
  Total principal balance of loans
  acquired from affiliates of Manager                  747          $269,425           1,040          $407,978
                                                    ==========================================================

Mortgage loans held for investment includes loans held as security for the Company's collateralized mortgage obligations. The total principal balance of mortgage loans held as security for collateralized mortgage obligations was $269,345 and consisted of 746 mortgage loans. All mortgage loans held as security for collateralized mortgage obligations were acquired from SPB.

6.  Collateralized Mortgage Obligations

On March 10, 1999, the Company closed a securitization transaction in which the Company's wholly-owned business trust, ICCMAC Multifamily and Commercial Trust 1999-1 (the "ICCMAC Trust"), sold approximately $250,000 face amount of collateralized mortgage obligation ("CMO") bonds. The bonds are primarily floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit with Morgan Guaranty Trust Company of New York ("Morgan"). The bonds were originally collateralized by approximately $282,000 of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan. At September 30, 1999, the outstanding CMO bonds are summarized as follows:

                                                         Unamortized
                                       Principal          Discount            Net             Interest Rate
                                       ---------         -----------       ---------         ---------------
  Class A                               $ 78,549            $    -          $ 78,549           Libor + 0.28%
  Class A-2                               94,831                 -            94,831           Libor + 0.42%
  Class S                                  9,540             1,097             8,443                 N/A
  Class A-3                               17,447                 -            17,447           Libor + 0.60%
  Class B                                 11,631                 -            11,631           Libor + 0.88%
  Class C                                 14,539                20            14,519           Libor + 1.55%
                                        --------            ------          --------
  Total                                 $226,537            $1,117          $225,420
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

The following table sets forth the revenues and related net earnings and assets by business segment for the three and nine months ended September 30, 1999 and 1998, respectively:

                                         Revenues            Net Earnings              Assets
                                    -------------------   ------------------    ---------------------
Three Months Ended                    1999       1998       1999       1998       1999        1998
September 30,                       --------   --------   -------    -------    ---------   ---------
  Mortgage Loan Pools                $ 6,619    $10,811    $1,993    $ 2,851     $311,721    $499,985
  Large Mortgage Loans                 1,908      1,412     1,688      1,145       83,346      85,909
  Real Property                        3,485      3,274       868        702      104,450     108,271
  Securities                           1,621      1,566     1,467     (1,827)      54,539      60,074
  Other                                1,525         98      (605)      (693)     133,684      22,332
                                     -------    -------    ------    -------     --------    --------
  Total                              $15,158    $17,161    $5,411    $ 2,178     $687,740    $776,571
                                     =======    =======    ======    =======     ========    ========

                                         Revenues            Net Earnings              Assets
                                    -------------------   --------------------    ---------------------
Nine months Ended                     1999       1998       1999        1998        1999        1998
September 30,                       --------   --------   --------    --------    ---------   ---------
  Mortgage Loan Pools                $25,390    $26,198    $ 8,782     $15,700     $311,721    $499,985
  Large Mortgage Loans                10,186      2,156      6,610       1,690       83,346      85,909
  Real Property                       10,479      4,266      2,466         973      104,450     108,271
  Securities                           4,672      4,631      4,208         931       54,539      60,074
  Other                                2,418      2,284     (2,571)        (90)     133,684      22,332
                                     -------    -------    -------     -------     --------    --------
  Total                              $53,145    $39,535    $19,495     $19,204     $687,740    $776,571
                                     =======    =======    =======     =======     ========    ========


8.  Subsequent Events

At 12:01 a.m. on October 13, 1999, the 60-day market check period during which the Company was permitted to conduct an unrestricted solicitation of potentially superior proposals pursuant to the Merger Agreement expired. A special committee of the Company's Board of Directors, comprised of the Company's four independent directors, with advice from its financial advisor, determined that none of the proposals received during the 60-day market check period was superior to the proposed merger transaction with Imperial Credit. The Merger Agreement provides that the Company retains the right to consider superior proposals, if any, received on an unsolicited basis.

On October 22, 1999, the merger consideration pursuant to the Merger Agreement was increased from $11.50 cash per share to approximately $11.57 cash per share. The merger consideration increase resulted from an appraisal process performed in connection with the valuation of the termination fee payable by the Company to the Manager upon termination or expiration of the Management Agreement. The Merger Agreement provides that if the appraisal process were to value the termination fee at less than $35 million, then the difference between $35 million and the appraised value of the termination fee would be paid to the Company's stockholders upon closing of the proposed merger as an increase in the merger consideration. The appraisal process was completed on October 22, 1999 and valued the termination fee at $33 million. Under the Merger Agreement, the $2 million difference will result in an increase in the merger consideration of approximately $0.07 per share.

At the close of business on October 22, 1999, the Management Agreement expired and the Company internalized its management. The Company, with the consent of the Manager, hired all of the Manager's employees to run the Company's operations on an internalized basis. This internalization of management should have no effect on the Company's operations other than to decrease the cost of managing the Company as compared to the asset management fee that the Company previously paid to the Manager under the Management Agreement. If the Merger Agreement is terminated, the Company will be obligated to pay Imperial Credit $33 million for non-renewal of the Management Agreement.

The Merger Agreement provides that Imperial Credit or the Company may terminate the Merger Agreement and abandon the merger and the transactions contemplated by the Merger Agreement if the merger has not been consummated prior to January 31, 2000 (the "Sunset Date"). Effective as of October 29, 1999, the Merger Agreement has been amended to extend the Sunset Date to February 29, 2000.

The Company, its directors and Imperial Credit have been named as defendants in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in the Superior Court of the State of California for Los Angeles County, California, docket number BC213902. The complaint alleges that the proposed merger constitutes a breach of fiduciary duty by the defendants because the merger price is alleged to be less than the liquidation value of the Company's assets. The complaint also alleges that the defendants have acted to the detriment of the Company's stockholders other than Imperial Credit in that: (i) the defendants allegedly failed to solicit arm's-length bids to sell the Company; (ii) the proposed price allegedly represents a low premium over the market price and is below the book value of the Company's common stock;
(iii) Imperial Credit allegedly had an advantage over other potential bidders as a result of the Management Agreement termination fee and (iv) the proposed merger allegedly does not "give fair valuation" to Company-owned property. The complaint also alleges that Imperial Credit will receive $4 million more than it otherwise would have received, but for the proposed merger, in connection with a termination fee that the Company received on an unidentified mortgage loan secured by property in the United Kingdom. Finally, the complaint alleges that some of the directors have conflicts of interest because of their affiliation with Imperial Credit and that the proposed merger will benefit Imperial Credit at the expense of the Company's other stockholders. The complaint seeks certification of a class of all stockholders of the Company whose stock will be acquired in connection with the proposed merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief.

On November 1, 1999, the Company was served with an amended complaint in the putative class action. No motion for leave to file the amended complaint has been filed to the Company's knowledge. The amended complaint purports to allege a claim for breach of fiduciary duty against each of the defendants named in the original complaint. The amended complaint alleges that defendants have (i) engaged in a scheme to freeze out the Company's public stockholders; (ii) created a poison pill, other defensive measures and a tainted negotiation process that have made it impossible to maximize shareholder value; (iii) improperly agreed to reimburse Imperial Credit for up $2 million of expenses under certain circumstances if the proposed merger is not completed, which reimbursement obligation made competing bids impossible; (iv) improperly ended the 60-day market check period prior to determination of the Management Agreement termination fee, thus requiring prospective bidders to bid in ignorance; (v) failed to give consideration to competing bids, or a fair opportunity for competing bidders to make proposals; (vi) improperly limited the pool of potential acquisition candidates and rejected liquidation or disposition of individual assets; (vii) improperly allowed defendants H. Wayne Snavely, Kevin E. Villani and Mark S. Karlan to participate in negotiations with acquisition candidates; (viii) improperly limited the ability of the Board of Directors to consider new offers after the close of the 60-day market check period; (ix) improperly permitted Imperial Credit to threaten a hostile takeover of the Company; and (x) negotiated an inappropriate fee arrangement with Prudential Securities Incorporated.

The amended complaint further alleges that, by certain actions and inactions, Imperial Credit prevented the Company from maximizing stockholder value, and alleges conflicts of interest on the part of each of the defendants. The amended complaint also alleges that the price agreed to in the merger agreement is grossly unfair. The amended complaint purports to be brought as a class action on behalf of a class of persons affected by the proposed merger. The amended complaint seeks certification of a class, injunctive relief which, if granted, would prevent the completion of the proposed merger, damages in an unspecified amount and other relief.

On November 3, 1999, the Company's counsel received a letter from counsel for the plaintiffs asserting their intent to seek a temporary restraining order, expedited discovery, and a date for a preliminary injunction hearing. No motion for a preliminary injunction has been filed. By letter of November 10, 1999, counsel for the plaintiffs stated that the plaintiffs have decided not to move forward with a motion for a temporary restraining order or preliminary injunction at that time. The Company believes that the material allegations of the complaint and the amended complaint are without merit.

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

On October 22, 1997, the Company completed its initial public offering of 34,500,000 common shares, with gross proceeds of $513,857 and net proceeds to the Company of $479,309. As of September 30, 1999, the Company had repurchased 6,000,000 shares of its common stock at a cost of $56,338, had real estate related invested assets of $551,338 and had outstanding borrowings of $272,493.

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

Results of Operations

Total income of $15,158 for the quarter ended September 30, 1999 resulted in net earnings of $5,411 or $0.19 basic and diluted net earnings per share as compared to total income of $17,161 and net earnings of $2,178 or $0.07 basic and diluted net earnings per share for the same period of last year. Total income of $53,145 for the nine months ended September 30, 1999 resulted in net earnings of $19,495 or $0.68 basic and diluted net earnings per share as compared to total income of $39,535 and net earnings of $19,204 or $0.57 basic and diluted net earnings per share for the same period of last year.

Dividends Declared and Dividends In Excess Of Earnings. The Company declared dividends on September 29, 1999 and September 21, 1998 of $6,270 ($0.22 per share) and $9,603 ($0.33 per share), respectively, to stockholders of record on October 8, 1999 and September 30, 1998, respectively. The dividends declared on September 29, 1999 and September 21, 1998 covered the three-month periods of operations ended September 30, 1999 and 1998, respectively. The September 29, 1999 dividend was accrued as of September 30, 1999. As a result of these dividends, the Company incurred dividends in excess of earnings of $859 and $7,425 for the three months ended September 30, 1999 and 1998, respectively. The Company declared dividends on June 22, 1999 and June 25, 1998 of $8,550 ($0.30 per share) and $9,660 ($0.28 per share), respectively, to stockholders of record on June 30, 1999 and July 9, 1998, respectively. These dividends declared in June of each year covered the second quarter's results of operations for each year, respectively. The Company declared dividends on March 23, 1999 and March 24, 1998 of $8,550 ($0.30 per share) and $8,280 ($0.24 per share), respectively, to stockholders of record on March 31, 1999 and 1998, respectively. These dividends declared in March of each year covered the prior year's remaining undistributed taxable income and the first quarter's results of operations for each year, respectively. As a result of these dividends, the Company incurred dividends in excess of earnings of $3,875 and $8,339 for the nine months ended September 30, 1999 and 1998, respectively.

Net Interest Income. The following table sets forth information regarding the total amount of income from interest-earning assets and the resultant average yields for the three and nine months ended September 30, 1999 and 1998. Information is based on daily average balances during the reported periods.

                                                  Three months ended                   Three months ended
                                                  September 30, 1999                   September 30, 1998
                                          ----------------------------------   ----------------------------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                          --------   ---------   -----------   --------   ---------   -----------
Mortgage loans                             $ 8,527    $414,794       8.22%      $12,223    $555,107       8.81%
Securities available-for-sale                1,621      56,210      11.54%        1,566      58,394      10.73%
Repurchase agreements and interest
 bearing deposits                            1,525     121,730       5.01%           98       8,271       4.74%
                                           -------    --------                  -------    --------
Total                                       11,673    $592,734       7.88%       13,887    $621,772       8.93%
                                                      ========                             ========
Mortgage loans - non-recurring income            -                                    -
                                           -------                              -------
Total Interest Income                       11,673                               13,887
Less interest expense*                       3,812    $228,702       6.67%        3,620    $213,484       6.78%
                                           -------    ========                  -------    ========
Net Interest Income                        $ 7,861                              $10,267
                                           =======                              =======

                                                  Nine months ended                    Nine months ended
                                                  September 30, 1999                   September 30, 1998
                                          ----------------------------------   ----------------------------------
                                          Interest    Average    Annualized    Interest    Average    Annualized
                                           Income     Balance       Yield       Income     Balance       Yield
                                          --------   ---------   -----------   --------   ---------   -----------
Mortgage loans                             $30,846    $485,586       8.47%      $27,536    $424,217       8.65%
Securities available-for-sale                4,672      56,603      11.01%        4,631      57,573      10.72%
Repurchase agreements and interest
 bearing deposits                            2,418      67,184       4.80%        2,284      55,516       5.49%
                                           -------    --------                  -------    --------
Total                                       37,936    $609,373       8.30%       34,451    $537,306       8.55%
                                                      ========                             ========
Mortgage loans - non-recurring income        4,730                                  818
                                           -------                              -------
Total Interest Income                       42,666                               35,269
Less interest expense*                      11,898    $259,604       6.11%        4 463    $ 84,292       7.06%
                                           -------    ========                  -------    ========
Net Interest Income                        $30,768                              $30,806
                                           =======                              =======

*  Excludes interest expense attributable to real property.

Non-recurring income for 1999 consists of certain fees from FMAC of $0 and $647 for the three and nine month periods, respectively, and a $4,083 termination fee received by the Company in May in connection with the termination of a commitment to fund a loan in London, England. Non-recurring income for 1998 consists of a premium received from FMAC in connection with FMAC's call of certain loans.

The decrease in interest income from mortgage loans for the three months ended September 30, 1999 from the comparable period for the prior year is due primarily to the put back of mortgage loans to SPB and to FMAC and a related decrease in the average investment balance of approximately $140,000. The increase in interest income from repurchase agreements and interest bearing deposits is due to increased investments in repurchase agreements.

The increase in interest income from mortgage loans for the nine months ended September 30, 1999 from the comparable period for the prior year is due primarily to the termination fee related to the aforementioned commitment to fund a loan in London, England and the Company's growth subsequent to its initial public offering, offset by the decrease in mortgage loans as a result of put backs and repayments. The increase in interest income from repurchase agreements and interest bearing deposits is due to increased investments in repurchase agreements, offset by lower interest rates.


Real Estate. The table presented below sets forth the Company's real property operating results and yields (expressed as a percentage per annum) for the three and nine months ended September 30, 1999 and 1998, respectively. The yields are based on the average amount of real property assets for rental income after operating expenses and average debt outstanding for interest expense.

                                                           Three Months ended               Three Months ended
                                                           September 30, 1999               September 30, 1998
                                                     ------------------------------   ------------------------------
                                                        Amount           Yield           Amount           Yield
                                                     -------------   --------------   -------------   --------------
Real Property Income
Rental income                                           $3,485                           $3,274
Less operating expenses                                    783                              800
                                                        ------                           ------
Rental income after operating expenses                   2,702           10.03%           2,474            9.63%
Less real property interest expense                        773            6.60%             821            6.79%
                                                        ------                           ------
Real property FFO                                        1,929                            1,653
Less depreciation                                          790                              720
                                                        ------                           ------
Real property income                                    $1,139                           $  933
                                                        ======                           ======

                                                           Nine months ended                Nine months ended
                                                           September 30, 1999               September 30, 1998
                                                     ------------------------------   ------------------------------
                                                        Amount           Yield           Amount           Yield
                                                     -------------   --------------   -------------   --------------
Real Property Income
Rental income                                          $10,479                           $4,266
Less operating expenses                                  2,384                            1,014
                                                       -------                           ------
Rental income after operating expenses                   8,095            9.94%           3,252            9.81%
Less real property interest expense                      2,440            6.92%           1,012            6.95%
                                                       -------                           ------
Real property FFO                                        5,655                            2,240
Less depreciation                                        2,372                              962
                                                       -------                           ------
Real property income                                   $ 3,283                           $1,278
                                                       =======                           ======

Operating Expenses. Management fees were $1,781 and $5,485 for the three and nine months ended September 30, 1999 and $1,818 and $4,383 for the three and nine months ended September 30, 1998, respectively. Management fees for all periods were comprised of the 1% per annum base management fee payable to the Manager for the respective periods (as provided in the Management Agreement). Management fees for the nine months ended September 30, 1999 also included $41 of incentive management fees. On October 23, 1999, the Company became internally managed immediately following the expiration of the Management Agreement. As a result of that internalization, the Company will no longer incur management fees but will incur personnel expenses in an amount significantly less than the prior management fees. The Company incurred due diligence expenses and professional fees of $1,563 and $3,520 for the three and nine months ended September 30, 1999, respectively, compared to $343 and $866 during the respective periods of 1998. The increase in due diligence expenses and professional fees was due to accounting, legal, and investment banking expenses relating to the Company's exploration of various strategic alternatives. Other expenses were comprised of insurance premiums, directors' fees, occupancy costs, investor relations expenses and other miscellaneous expenses. The average outstanding borrowings for the three and nine months ended September 30, 1999 aggregated $275,554 and $306,635, respectively, with interest expense of $4,585 and $14,338, respectively, and a resulting average interest rate of 6.66% and 6.23%, respectively. The average outstanding borrowings for the three and nine months ended September 30, 1998 aggregated $261,965 and $104,334, with interest expense of $4,441 and $5,475, and a resulting average interest rate of 6.78% and 7.00%, respectively.

During the nine months ended September 30, 1999, operating expenses included a non-cash charge of $4,633 ($0.16 per share) to increase the allowance for loan losses on mortgage loans primarily to address the increased principal amount of loans maintained on non-accrual status. There were no such non-cash charges for the three months ended September 30, 1999. Non-cash charges during the three and nine months ended September 30, 1998 aggregated $6,433 ($0.20 per share) and $6,533 ($0.19 per share), respectively. Such 1998 non-cash charges included $3,300 ($3,200 for the three months ended September 30, 1998) to increase the allowance for loan losses on mortgage loans primarily to address increased delinquencies and a $3,233 impairment write-down of the Company's CMBS interest-only securities to estimated fair value based primarily on accelerated prepayments and market conditions.


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

The following table sets forth the revenues and related net earnings and assets by business segment for the three and nine months ended September 30, 1999 and 1998:

                                          Revenues            Net Earnings              Assets
                                    -------------------   -------------------   ---------------------
Three Months Ended                    1999       1998       1999       1998       1999        1998
September 30,                       --------   --------   --------   --------   ---------   ---------
  Mortgage Loan Pools                $ 6,619    $10,811    $1,993    $ 2,851     $311,721    $499,985
  Large Mortgage Loans                 1,908      1,412     1,688      1,145       83,346      85,909
  Real Property                        3,485      3,274       868        702      104,450     108,271
  Securities                           1,621      1,566     1,467     (1,827)      54,539      60,074
  Other                                1,525         98    (  605)      (693)     133,684      22,332
                                     -------    -------    ------    -------     --------    --------
  Total                              $15,158    $17,161    $5,411    $ 2,178     $687,740    $776,571
                                     =======    =======    ======    =======     ========    ========

                                          Revenues            Net Earnings                Assets
                                    -------------------   --------------------    ---------------------
Nine Months Ended                     1999       1998       1999        1998        1999        1998
September 30,                       --------   --------   --------    --------    ---------   ---------
  Mortgage Loan Pools                $25,390    $26,198    $ 8,782     $15,700     $311,721    $499,985
  Large Mortgage Loans                10,186      2,156      6,610       1,690       83,346      85,909
  Real Property                       10,479      4,266      2,466         973      104,450     108,271
  Securities                           4,672      4,631      4,208         931       54,539      60,074
  Other                                2,418      2,284     (2,571)        (90)     133,684      22,332
                                     -------    -------    -------     -------     --------    --------
  Total                              $53,145    $39,535    $19,495     $19,204     $687,740    $776,571
                                     =======    =======    =======     =======     ========    ========

Revenues by segment are comprised of interest income for all segments other than real property, which is comprised of lease rental revenues. There are no intersegment revenues or expenses.

The mortgage loan pools segment is represented by several pools of small balance multifamily and commercial loans that the Company acquired from SPB, FMAC and unrelated third parties. Most of these loans are from pools which average approximately $150 to $350 per loan. The loans are concentrated in California and the western and eastern coasts of the continental United States. These loans are generally serviced by others, previously including SPB and FMAC, and are monitored by the Company (and previously by the Manager) on an oversight basis.

The large mortgage loans segment is primarily comprised of loans originated by and serviced by the Company (and previously by the Manager). These loans are concentrated in five states and each represents a unique investment and risk profile. These loans require much more active involvement and direct monitoring by the Company (and previously by the Manager) than do the loans included in the mortgage loan pools segment.

The real property segment is comprised of two shopping centers and two office buildings managed by outside professional property managers in California, Las Vegas and France, as well as a group of seventeen properties located in three states that are net leased to the Ugly Duckling Corporation for use in connection with that company's used car sales and finance business. These real property investments are monitored by asset management personnel employed by the Company (and previously by the Manager).

The securities segment is comprised of the Company's CMBS securities obtained from SPB and Imperial Credit as well as subordinated notes acquired from FMAC and a common stock investment in a private equity REIT. The CMBS and subordinated note investments are administered by servicers and trustees that were put in place at the time of the applicable securitization transaction. Personnel employed by the Company (and previously by the Manager) and its affiliates actively monitor these securities on a quarterly basis and update the Company's analytic models for valuing the securities. The private equity REIT investment is monitored by periodic financial reviews and communications with employees of the REIT's advisor.

Revenues and net earnings related to mortgage loan pools for the three months ended September 30 decreased from 1998 to 1999 by $4,192 and $858, respectively. The decrease in revenues was primarily due to a reduction in mortgage loans during the period. The decrease in net earnings is due to decreased interest income of $4,192 and increased interest expense of $322 offset by decreased loan loss provision of $3,200 and management fees of $456.

Revenues and net earnings related to mortgage loan pools for the nine months ended September 30, 1999 decreased from 1998 by $808 and $6,918, respectively. The decrease in revenues was due to the Company's reduction in mortgage loans during 1999. The average balance of mortgage loans decreased from 1998 to 1999 by approximately $188,000. The decrease in net earnings is due to increased interest expense of $7,668 and management fees of $24, and decreased interest income of $808 offset by a decrease in loan loss provision of $1,582.

Revenues and net earnings related to large mortgage loans for the three months ended September 30 increased from 1998 to 1999 by $496 and $543, respectively. Revenues and net earnings related to large mortgage loans for the nine months ended September 30 increased from 1998 to 1999 by $8,030 and $4,920, respectively. The increases were due primarily to the recognition of $4,000 in fees from the termination of a loan commitment during the three months ended June 30, 1999 and the Company's investment in additional loans. Average large mortgage loan balances increased from 1998 to 1999 by $58,878.

Revenues and net earnings related to real property for the three months ended September 30 increased from 1998 to 1999 by $211 and $166, respectively. Revenues and net earnings related to real property for the nine months ended September 30 increased from 1998 to 1999 by $6,213 and $1,493, respectively. The increases were due to the Company making its initial investments in real property during the three months ended June 30, 1998.

Revenues related to other assets for the three months ended September 30 increased from 1998 to 1999 by $1,427 as a result of higher average cash balances during the three months ended September 30, 1999. The increase in net earnings of $88 from the comparable prior period is due primarily to increased interest income from cash balances, offset by increased diligence expenses and professional fees of $1,220.

Revenues related to other assets for the nine months ended September 30 increased from 1998 to 1999 by $134. Net earnings related to other assets for the nine months ended September 30 decreased from 1998 to 1999 by $2,481. The increase in revenues is primarily due to higher cash and interest bearing deposit balances during the nine months ended September 30, 1999. The average balance of cash and interest bearing deposits for the nine months ended September 30, 1999 and September 30, 1998 was $69,334 and $55,398, respectively. The decrease in net earnings is primarily due to an increase in diligence expenses and professional fees of $2,654, offset by increased revenues of $134.


Balance Sheet Changes

General. During the nine months ended September 30, 1999, total assets decreased by $69,434. The decrease for the nine months ended September 30, 1999 was comprised of $167,991 of mortgage loans and accrued interest, $3,132 of securities available-for-sale, $3,213 of real property, and $1,304 of other assets offset by an increase in cash and interest bearing deposits of $38,727 and repurchase agreements of $67,479. The decline in mortgage loans was due primarily to sales and principal reductions.

Total liabilities decreased by $63,095 during the nine months ended September 30, 1999. The decrease for the nine months ended September 30, 1999 was comprised of (i) payoff of a secured warehouse facility of $279,000 (ii) payoff of a secured bank loan of $3,557, (iii) paydown of borrowings under collateralized mortgage obligations of $23,665, (iv) paydown of, and unrealized exchange gains related to, mortgage loans secured by real property of $1,502 and
(v) decreases in declared but unpaid dividends of $3,135, interest payable of $990, and various other payables of $331, offset by (vi) new borrowings under collateralized mortgage obligations of $249,085.

The Company's mortgage loan investment additions during the nine months ended September 30, 1999 consisted of a partial funding of a large mortgage loan to an unrelated party of $2,955. The loan was secured by property located in London, England. During the three months ended June 30, 1999, this loan was repaid and the Company received an approximately $4,000 termination fee (approximately $1,500 of which is in the form of an interest-bearing note) which was recognized as income.

The Board of Directors of the Company authorized the repurchase of up to 12,000,000 shares of the Company's common stock pursuant to three separate authorizations during 1998. As of September 30, 1999, the Company had repurchased 6,000,000 shares at a total cost of $56,338.

On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250,000 face amount of CMO bonds. The bonds are primarily floating interest rate bonds and were collateralized by approximately $282,000 of first mortgage loans which the Company had previously acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its then existing warehouse line of credit with Morgan. On April 27, 1999, the Company entered into a new $300 million warehouse line of credit agreement with an affiliate of Prudential Securities Incorporated. On June 30, 1999, this new warehouse line of credit agreement was terminated by the Company. The Company believes that it has adequate sources of liquidity to maintain its current business.

At September 30, 1999, the Company had outstanding borrowings of $272,493 and stockholders' equity of $402,470 resulting in a 0.68 to 1.0 debt to equity ratio and a 40.4% debt to total capitalization ratio.

Cash and interest bearing deposits. At September 30, 1999, the Company's total cash and interest bearing deposits aggregated $62,125, an increase of $38,727 from December 31, 1998.

Repurchase agreements. The Company held repurchase agreements of $67,479 at September 30, 1999. There were no such balances at December 31, 1998. The Company earned interest income of $1,525 and $2,418, respectively, during the three and nine months ended September 30, 1999 from its investments in interest bearing deposits and repurchase agreements. Of such income, $889 and $1,379, respectively, was derived from investments in repurchase agreements.

Securities available-for-sale. The decrease in securities available-for-sale of $3,132 during the nine months ended September 30, 1999 is due primarily to unrealized losses (included in comprehensive income) of $2,083 and the excess of cash collections over interest earned. The Company acquired all of its CMBS interests from Imperial Credit or its affiliates and obtained the subordinated notes from an FMAC asset-backed securitization.

The following table sets forth delinquency, loss and prepayment data for the mortgage loans underlying the Company's CMBS investments as of and for the periods ended September 30, 1999 and December 31, 1998:

                                                       September 30,         December 31,
                                                            1999                 1998
                                                       -------------         ------------
 CMBS investments                                        $ 44,003              $ 46,678

 Mortgage Loans:
 Original principal balance                               480,023               480,023
 Principal balance                                        273,253               349,447
 Delinquent principal balance                               4,973                10,722
 Delinquent balance percent                                     2%                    3%
 Prepayments year to date                                  72,412                81,511
 Prepayments for quarter                                   27,400                22,132
 Losses year to date                                          503                   845

Mortgage loans. At September 30, 1999, 12 loans in the aggregate principal amount of $14,696 were maintained on non-accrual status and considered impaired as compared to 38 loans in the amount of $5,745 at December 31, 1998. The increase in mortgage loans maintained on non-accrual status is primarily due to a loan facility comprised of six loans to one borrower which became over 90 days past due and is in default. Approximately $262 and $587 of previously accrued interest income was reversed for the three and nine months ended September 30, 1999. Additions to the allowance for loan losses aggregated $0 and $4,633 for the three and nine months ended September 30, 1999, respectively. The ratio of the allowance for loan losses to non-accrual loans was 0.68 to 1 at September 30, 1999 as compared to 1.38 to 1 at December 31, 1998. The allowance for loan losses represented 2.53% and 1.45% of the total principal balance of the Company's mortgage loans at September 30, 1999 and December 31, 1998, respectively.

The Company's mortgage loans were primarily acquired from entities affiliated with Imperial Credit. The principal balance of mortgage loans at September 30, 1999 included $269,425 acquired from SPB and $124,327 acquired from unrelated third parties or originated by the Company. At December 31, 1998, $407,978 principal balance of mortgage loans had been acquired from SPB and FMAC and $144,924 principal balance had been acquired from unrelated third parties.

The decrease in mortgage loans during the nine months ended September 30, 1999 is attributable to sales and principal repayments of $164,125, amortization of premium and deferred loan fees of $1,346, increase in deferred loan fees of $360, and provision for loan losses of $4,633, offset by new mortgage loans of $3,455 and charge offs of $2,710.

Borrowings under collateralized mortgage obligations On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250,000 of CMO bonds. The bonds are primarily floating interest rate bonds and carry a cost of funds which approximates the cost on the Company's then existing warehouse line of credit with Morgan. The bonds originally were collateralized by approximately $282,000 of first mortgage loans which the Company previously had acquired from SPB. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan. At September 30, 1999, the balance due, net of discounts, under the CMO bonds was $225,420 and the principal balance of the underlying collateral was $269,345.

Mortgage loans secured by real property. As of September 30, 1999, mortgage loans secured by real property were $47,073. These loans are secured by the Company's shopping centers in Oceanside, CA and Rancho Palos Verdes, CA and an office building in a suburb of Paris, France with an aggregate cost of $67,109, bear interest at effective rates ranging from 4.5% to 7.85% and have final maturity dates ranging from 2012 to 2027.

Stockholders' equity. Stockholders' equity decreased by $6,339 during the nine months ended September 30, 1999 to $402,470. The decrease was attributable to unrealized losses on securities available-for-sale of $2,083 and foreign exchange losses of $381 (both included in accumulated other comprehensive income) and dividends in excess of earnings of $3,875.


Capital Resources and Liquidity

Liquidity is a measurement of the Company's ability to meet potential cash requirements, including cash required to pay dividends, repay borrowings and meet other general business needs. The Company's primary sources of liquidity consist of cash on hand and principal payments and repayments at maturity on loans and securities. Management believes these sources of liquidity are sufficient to enable the Company to meet its obligations during 1999.

The Company's operating activities provided cash of $24,115 during the nine months ended September 30, 1999. During the nine month period, cash resources from operating activities were provided primarily by net earnings.

The Company's investing activities provided cash totaling $166,056 during the nine months ended September 30, 1999. During this period, cash flows from investing activities were primarily provided by sales of and principal reductions on mortgage loans.

The Company's financing activities used $83,965 in cash during the nine months ended September 30, 1999 after payment of dividends related to 1998 and repayment of the Company's warehouse line of credit with Morgan.

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

The Company has no available borrowing facilities and has no outstanding commitments to fund acquisitions or investments other than a $1.9 million unfunded portion of a loan arrangement to an existing borrower.

The Company entered into a forward interest rate swap effective May 15, 1998 covering an amortizing notional balance of $77,467 over a ten-year period. Under the swap, the Company receives monthly payments of interest based on one-month LIBOR and remits monthly payments based on a fixed interest rate of 5.99%. During the three months ended September 30, 1999, the Company paid monthly interest on the notional balance at the fixed rate of 5.99%, which ranged from approximately $289 to $313 per month, and collected monthly interest at annual rates ranging from 4.99% to 5.27%, or about $252 to $275 per month. The net cost of the swap ranged from $31 to $47 per month and is included in interest expense in the Company's operating results. Such net expense was $106 and $412 for the three and nine months ended September 30, 1999, respectively. As of September 30, 1999, the approximate net present value of this swap was $785 and the notional balance was $58,557. There can be no assurance that this swap can adequately limit the Company's exposure to interest rate risk.


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

For the three and nine months ended September 30, 1999, the Company's FFO was $6,201 ($0.22 per share) and $21,867 ($0.77 per share), respectively. FFO was $2,898 ($0.09 per share) and $20,166 ($0.59 per share) for the comparable periods of the prior year. The following table provides the calculation of the Company's FFO.

                                               Three Months Ended September 30,           Nine months Ended September 30,
                                               --------------------------------           -------------------------------
                                                   1999                 1998                 1999                 1998
                                               -----------           ----------           ----------           ----------
  Net earnings                                    $5,411               $2,178               $19,495              $19,204
  Add:  Depreciation of real property                790                  720                 2,372                  962
                                                  ------               ------               -------              -------
  FFO                                             $6,201               $2,898               $21,867              $20,166
                                                  ======               ======               =======              =======


Market Conditions

Current conditions in the capital markets and equity markets for mortgage REITs have made permanent financing transactions more difficult and more expensive than during the first part of 1998. Consequently, there can be no assurance that the Company will be able to effectively fund future growth.

The Company has not acquired any mortgage loans from SPB since June 30, 1998 and may not be able to acquire mortgage loans from SPB or other parties in the future at volume and yield levels consistent with previous acquisitions.

Year 2000

The Company is aware of the issues associated with the Year 2000 ("Y2K") problem concerning existing computer systems. Y2K affects every computer and subsystem the Company operates, both in-house and from independent service providers and vendors. The Y2K issue is whether the Company's computer systems will properly recognize the ''00'' and the prefix "20" dates when the year changes to 2000. Many existing computer programs use only two digits to identify a calendar year field with the assumption that the first two digits are always "19". Such computer systems will not properly recognize the new prefix century date of "20" and year date "00" and could generate erroneous data or cause a computer system to fail. Systems that calculate, compare or sort using the incorrect date may cause erroneous results, ranging from system malfunction to incorrect or incomplete processing. The Company believes that the Y2K compliance of the Company's information technology needs, such as computer hardware, software and subsystems is primarily dependent upon the Y2K compliance efforts and results of third party vendors and service providers.

State of Readiness

Since the Company's computer systems are new and are based on networked personal computers, management does not believe that Y2K compliance will present any material problems for the Company's internal computer systems. The Company is, however, continuing to evaluate the risks of Y2K issues for companies which are now servicing the Company's mortgage loan portfolios, companies that provide property management services for the Company's real property and companies involved in trust, administration and servicing activities in connection with the Company's CMBS interests. The Company has received correspondence from all of its major service providers regarding the state of their Y2K readiness and believes that its present mortgage loan servicers and property managers are Y2K compliant. The Company is also in the process of evaluating borrowers whose Y2K compliance failure could materially impact the Company. The Company plans to complete this process before year end.

Costs to Address Y2K

The Company has not incurred any material costs to date regarding Y2K compliance. Management does not believe that the Company will likely incur material Y2K compliance costs because the Manager and the Company's service providers are believed to be responsible for such costs. No assurance can be given that all service providers will adequately achieve Y2K compliance or that replacements for deficient service providers can be obtained in a timely manner and without additional expense to the Company.

Risk of Y2K

The Company invests primarily in mortgage loans, real property and CMBS securities. The risk to the Company of Y2K is that any significant investment(s) could be negatively impacted by the failure of borrowers, tenants or service providers to achieve Y2K compliance in a manner that impedes their ability to meet contractual obligations and normal business needs related to real property and financial instruments underlying the Company's investments. Since the Company has a diverse portfolio of investments, the failure of any single borrower or tenant to achieve Y2K compliance generally is unlikely to have a material adverse effect on the Company's financial position and results of operations. However, a substantial loan or loans to a single borrower or a substantial property or properties leased to a single tenant could result in a Y2K problem with adverse consequences to the Company. Also, the failure of any of the Company's mortgage loan servicers, property managers or CMBS service providers to achieve Y2K compliance could necessitate that the Company find a suitable replacement. While the Company believes that suitable replacements could be obtained, there is no assurance that this could be done in a timely and cost effective manner.

Various systems at the real property level do not relate to information technology but could impact the underlying real property operations. These systems include telecommunications, security, HVAC, fire and safety systems, lighting and electrical systems, elevator systems and systems for power supply. The Company does not expect to be in a position to adequately evaluate these kinds of risks other than through inquiries of its service providers and third party vendors. Based on responses that the Company has received from such inquiries the Company believes that the key systems at its owned real properties are Y2K compliant.

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

Contingency Plans

The Company currently does not have a written contingency plan in place. The Company plans to have written contingency plans in place prior to year end.

There can be no assurance that the impact of any failure of the Company or its borrowers, tenants, service providers or any third party vendors to be Y2K compliant will not have a material adverse effect on the Company's business, financial condition or results of operations.


FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY REFERENCE TO A FUTURE PERIOD(S) OR BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY," "WILL," "INTEND," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVES THEREOF OR OTHER COMPARABLE TERMINOLOGY. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS DUE TO A VARIETY OF FACTORS, INCLUDING, BUT NOT LIMITED TO, THE AVAILABLILITY OF AND COSTS ASSOCIATED WITH SOURCES OF FINANCING AND LIQUIDITY, CHANGES IN NATIONAL, REGIONAL OR LOCAL ECONOMIC ENVIRONMENTS, COMPETITIVE PRODUCTS AND PRICING, GOVERNMENT FISCAL AND MONETARY POLICIES, CHANGES IN PREVAILING INTEREST RATES, THE COURSE OF NEGOTIATIONS, THE FULFILLMENT OF CONTRACTUAL CONDITIONS, FACTORS INHERENT TO THE VALUATION AND PRICING OF INTERESTS IN COMMERCIAL MORTGAGE-BACKED SECURITIES, OTHER FACTORS GENERALLY UNDERSTOOD TO AFFECT THE REAL ESTATE ACQUISITION, MORTGAGE AND LEASING MARKETS AND SECURITY INVESTMENTS, AND THE OTHER RISKS DETAILED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-11, AS AMENDED, FILED WITH THE SEC, PERIODIC REPORTS ON FORMS 10-Q, 8-K AND 10-K AND ANY AMENDMENTS WITH RESPECT THERETO FILED WITH THE SEC, THE COMPANY'S PRELIMINARY PROXY STATEMENT FILED WITH THE SEC WITH RESPECT TO THE COMPANY'S PROPOSED MERGER WITH A SUBSIDIARY OF IMPERIAL CREDIT INDUSTRIES, INC., AND OTHER FILINGS MADE BY THE COMPANY WITH THE SEC. THE COMPANY DOES NOT UNDERTAKE, AND SPECIFICALLY DISCLAIMS ANY OBLIGATION, TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS WHICH MAY BE MADE TO ANY FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

On March 10, 1999, the Company closed a securitization transaction in which the ICCMAC Trust sold approximately $250,000 face amount of CMO bonds. At the closing of this transaction, the Company repaid in full and terminated its warehouse line of credit with Morgan.

Almost all of the CMO bonds issued by the Company as well as borrowings under the former warehouse line of credit with Morgan have or had variable rates of interest tied to the LIBOR index (generally one-month LIBOR). CMO bonds are a permanent source of funds with set maturities over several years while warehouse lines of credit are temporary sources of funds with maturities generally set at less than one year.

The Company is subject to exposure from fluctuations in interest rates on the CMO bonds. In addition, adverse changes in interest rates could negatively impact (a) the value of the Company's portfolio of mortgage loans and investments in CMBS securities, (b) the levels of interest income to be derived from these assets and (c) the cost of borrowing under permanent (i.e., borrowings obtained through a securitization) or interim (i.e., borrowings obtained under warehouse lines or other short-term facilities) financing that may be obtained in the future. Adverse changes in interest rates in this context refers to (a) decreases in indices that are a basis for calculating interest on the Company's mortgage loans without corresponding decreases in indices that are a basis for calculating interest on the Company's borrowings and (b) increases in indices that are a basis for calculating interest on the Company's borrowings without corresponding increases in indices that are a basis for calculating interest on the Company's mortgage loans.

As noted above, the Company is subject to interest rate risk. The Company's mortgage loans that have been pledged as security for the CMO bonds include adjustable rate and fixed rate loans. The adjustable rate loans generally are subject to semi-annual interest rate adjustment based on changes in the underlying indices. While most of the adjustable rate loans are based on the six-month LIBOR index, others are based on the one-year constant maturity treasury and prime rates. The Company's adjustable rate CMO bond borrowings are based on the one-month LIBOR index and are subject to monthly interest rate adjustment. Thus, most of the Company's pledged assets and all of the Company's adjustable rate CMO bond borrowings are subject to interest rate adjustment based on LIBOR indices. The primary lack of interest rate correlation between the Company's pledged assets and related borrowings is due to the amount of fixed rate mortgage loans pledged as security for the CMO bonds. In order to manage this exposure, the Company has entered into an interest rate swap agreement described below.

The Company's interest rate swap provides for the collection of interest based on one-month LIBOR and the payment of interest based on a fixed interest rate of approximately 5.99%. The interest payments are computed on a notional balance of $58,556 at September 30, 1999, which declines thereafter over a period of less than nine years. There can be no assurance that the swap can adequately limit the Company's exposure to interest rate risk on borrowings.

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

Interest rates during the first quarter of 1999 were relatively stable and generally have increased during the second and third quarters of 1999. While significant swings in interest rates are not expected over the near term, it is impossible to predict with certainty what interest rate levels will be in the future.

The Company's financial instruments as of September 30, 1999 are comprised of mortgage loans, securities available-for-sale, all outstanding borrowings and an interest rate swap arrangement. The Company believes that the carrying amount of its mortgage loans, securities available-for-sale and outstanding borrowings are a reasonable approximation of the estimated fair value of such financial instruments as of September 30, 1999. Management believes that the estimated net present value of the swap arrangement was $785 as of September 30, 1999. The estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. Furthermore, the estimates were made as of September 30, 1999 and, therefore, current estimates of fair value may differ significantly from the estimates noted above.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Company, its directors and Imperial Credit have been named as defendants in a putative class action lawsuit filed on July 22, 1999 by Riviera-Enid, a Florida limited partnership, in the Superior Court of the State of California for Los Angeles County, California, docket number BC213902. The complaint alleges that the proposed merger constitutes a breach of fiduciary duty by the defendants because the merger price is alleged to be less than the liquidation value of the Company's assets. The complaint also alleges that the defendants have acted to the detriment of the Company's stockholders other than Imperial Credit in that: (i) the defendants allegedly failed to solicit arm's-length bids to sell the Company; (ii) the proposed price allegedly represents a low premium over the market price and is below the book value of the Company's common stock;
(iii) Imperial Credit allegedly had an advantage over other potential bidders as a result of the Management Agreement termination fee and (iv) the proposed merger allegedly does not "give fair valuation" to Company-owned property. The complaint also alleges that Imperial Credit will receive $4 million more than it otherwise would have received, but for the proposed merger, in connection with a termination fee that the Company received on an unidentified mortgage loan secured by property in the United Kingdom. Finally, the complaint alleges that some of the directors have conflicts of interest because of their affiliation with Imperial Credit and that the proposed merger will benefit Imperial Credit at the expense of the Company's other stockholders. The complaint seeks certification of a class of all stockholders of the Company whose stock will be acquired in connection with the proposed merger and seeks injunctive relief that would, if granted, prevent the completion of the proposed merger. The complaint also seeks damages in an unspecified amount and other relief.

On November 1, 1999, the Company was served with an amended complaint in the putative class action. No motion for leave to file the amended complaint has been filed to the Company's knowledge. The amended complaint purports to allege a claim for breach of fiduciary duty against each of the defendants named in the original complaint. The amended complaint alleges that defendants have (i) engaged in a scheme to freeze out the Company's public stockholders; (ii) created a poison pill, other defensive measures and a tainted negotiation process that have made it impossible to maximize shareholder value; (iii) improperly agreed to reimburse Imperial Credit up to $2 million of expenses under certain circumstances if the proposed merger is not completed, which reimbursement obligation made competing bids impossible; (iv) improperly ended the 60-day market check period prior to determination of the Management Agreement termination fee, thus requiring prospective bidders to bid in ignorance; (v) failed to give consideration to competing bids, or a fair opportunity for competing bidders to make proposals; (vi) improperly limited the pool of potential acquisition candidates and rejected liquidation or disposition of individual assets; (vii) improperly allowed defendants H. Wayne Snavely, Kevin E. Villani and Mark S. Karlan to participate in negotiations with acquisition candidates; (viii) improperly limited the ability of the Board of Directors to consider new offers after the close of the 60-day market check period; (ix) improperly permitted Imperial Credit to threaten a hostile takeover of the Company; and (x) negotiated an inappropriate fee arrangement with Prudential Securities Incorporated.

The amended complaint further alleges that, by certain actions and inactions, Imperial Credit prevented the Company from maximizing stockholder value, and alleges conflicts of interest on the part of each of the defendants. The amended complaint also alleges that the price agreed to in the merger agreement is grossly unfair. The amended complaint purports to be brought as a class action on behalf of a class of persons affected by the proposed merger. The amended complaint seeks certification of a class, injunctive relief which, if granted, would prevent the completion of the proposed merger, damages in an unspecified amount and other relief.

On November 3, 1999, the Company's counsel received a letter from counsel for the plaintiffs asserting their intent to seek a temporary restraining order, expedited discovery, and a date for a preliminary injunction hearing. No motion for a preliminary injunction has been filed. By letter of November 10, 1999, counsel for the plaintiffs stated that the plaintiffs have decided not to move forward with a motion for a temporary restraining order or preliminary injunction at that time. The Company believes that the material allegations of the complaint and the amended complaint are without merit.

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.1 - Amendment to the Merger Agreement, dated as of October 29, 1999, by and among Imperial Credit, ICCMIC Acquisition Corp., a wholly-owned subsidiary of Imperial Credit, and the Company.

Exhibit 27   - Financial Data Schedule.
_____________________________

(b)  Reports on Form 8-K

A Form 8-K was filed with the Commission on July 7, 1999 announcing that the Company terminated its new $300 million warehouse line and resold certain mortgage loans to affiliates.

A Form 8-K was filed with the Commission on July 23, 1999 announcing that the Company and Imperial Credit entered into a definitive merger agreement.

A Form 8-K was filed with the Commission on August 17, 1999 with the Company's press release covering earnings for the period ended June 30, 1999.

A Form 8-K was filed with the Commission on September 29, 1999 with the Company's press release covering the dividend declared for the quarter ended September 30, 1999.

A Form 8-K was filed with the Commission on October 20, 1999 with the Company's press release covering the expiration of the 60-day market check period pursuant to the previously announced merger agreement with Imperial Credit Industries, Inc.

A Form 8-K was filed with the Commission on October 26, 1999 with the Company's press release announcing the increase in merger consideration pursuant to the previously announced merger agreement with Imperial Credit Industries, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Imperial Credit Commercial Mortgage Investment Corp.

Date: November 15, 1999

/s/ Mark S. Karlan
------------------
Mark S. Karlan, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael Meltzer
-------------------
Michael Meltzer, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX



Exhibit Number              Description
--------------    -------------------------------

    10.1          Amendment to the Merger Agreement, dated as of October 29,
                  1999, by and among Imperial Credit, ICCMIC Acquisition Corp., a wholly-owned subsidiary of Imperial Credit, and the Company.
    27            Financial Data Schedule
--------------------------------------------------------------------------------